Form 10-Q
period 1995-09-30
QSR INCOME PROPERTIES LTD
filed 1995-11-13
CIK 783287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________  to ____________

Commission File Number 0-15802
                       -------


         QSR Income Properties, Ltd., a California Limited Partnership
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              California                               95-4084042
------------------------------------------      -------------------------
    (State or other jurisdiction of                  (I.R.S Employer
    incorporation or organization)                  Identification No.)


               600 N. Brand Boulevard, Glendale, California 91203
             --------------------------------------------------------
              (Address of principal executive officer)  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------


Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  X
                                -----   -----
                                 Yes     No

                          QSR INCOME PROPERTIES, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP



                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheets at September 30, 1995
         and December 31, 1994                                         2

         Condensed Statements of Operations for the three
         and nine month periods ended September 30, 1995 and 1994      3

         Condensed Statement of Partners' Equity for the
         nine months ended September 30, 1995                          4

         Condensed Statements of Cash Flows for the nine
         month periods ended September 30, 1995 and 1994               5

         Notes to Condensed Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7 - 8

PART II. OTHER INFORMATION                                             9

                          QSR INCOME PROPERTIES, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                                  September 30,       December 31,
                                                     1995                1994
                                                 --------------     ----------------
                                                 (Unaudited)

                         ASSETS
                         ------
Cash and cash equivalents                        $ 1,263,000           $ 1,115,000

Accounts receivable                                    8,000                15,000

Notes receivable                                     243,000               271,000

Facilities, net                                   10,962,000            11,149,000
                                                 -----------           -----------
                                                 $12,476,000           $12,550,000
                                                 ===========           ===========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                 $   176,000           $   159,000

Partners' equity:

  Limited partners' equity, $500 per
  unit, 52,004 units authorized,
  issued and outstanding                          12,201,000            12,291,000

  General partner's equity                            99,000               100,000
                                                 -----------           -----------
  Total partners' equity                          12,300,000            12,391,000
                                                 -----------           -----------
                                                 $12,476,000           $12,550,000
                                                 ===========           ===========

           See accompanying notes to Condensed Financial Statements

                          QSR INCOME PROPERTIES, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                           -------------------     ----------------------
                                             1995       1994         1995         1994
                                           --------   --------     --------   -----------
REVENUES:

  Lease income                             $257,000   $252,000     $795,000      $763,000

  Interest income                            20,000     30,000       64,000        76,000
                                           --------   --------     --------      --------
                                            277,000    282,000      859,000       839,000
                                           --------   --------     --------      --------

COSTS AND EXPENSES:

  Cost of operations                         35,000     41,000      104,000       103,000

  Depreciation and amortization              62,000     62,000      187,000       187,000

  Idle facility costs                        10,000      7,000       31,000        25,000

  Partnership administrative expenses        18,000     16,000       71,000        70,000
                                           --------   --------     --------      --------
                                            125,000    126,000      393,000       385,000
                                           --------   --------     --------      --------
Net income                                 $152,000   $156,000     $466,000      $454,000
                                           ========   ========     ========      ========


Allocation of net income

  Limited partners                         $135,000   $144,000     $417,000      $416,000

  General partner                            17,000     12,000       49,000        38,000
                                           --------   --------     --------      --------
                                           $152,000   $156,000     $466,000      $454,000
                                           ========   ========     ========      ========
Limited partners' allocation per unit      $   2.66   $   2.77     $   8.02      $   8.00
                                           ========   ========     ========      ========

           See accompanying notes to Condensed Financial Statements

                         QSR INCOME PROPERTIES, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

                                      Limited      General
                                     Partners      Partner        Total
                                    -----------   ---------    -----------
Balances at December 31, 1994       $12,291,000    $100,000    $12,391,000

Net income                              417,000      49,000        466,000

Distributions                          (507,000)    (50,000)      (557,000)
                                    -----------    --------    -----------
Balances at September 30, 1995      $12,201,000    $ 99,000    $12,300,000
                                    ===========    ========    ===========

           See accompanying notes to Condensed Financial Statements

                          QSR INCOME PROPERTIES, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                                 1995          1994
                                                              -----------   -----------
Cash flows from operating activities:

   Net income                                                 $  466,000    $  454,000

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                 187,000       187,000
   Decrease in accounts receivable                                 7,000         4,000
   Increase (decrease) in accounts payable                        17,000       (18,000)
                                                              ----------    ----------
      Total adjustments                                          211,000       173,000
                                                              ----------    ----------
   Net cash provided by operating activities                     677,000       627,000
                                                              ----------    ----------

Cash flows from investing activities:

   Proceeds from notes receivable                                 28,000        28,000
                                                              ----------    ----------
   Net cash provided by investing activities                      28,000        28,000
                                                              ----------    ----------

Cash flows from financing activities:

   Distributions paid to partners                               (557,000)     (428,000)
                                                              ----------    ----------

   Net cash used in financing activities                        (557,000)     (428,000)
                                                              ----------    ----------

Net increase in cash and cash equivalents                        148,000       227,000

Cash and cash equivalents at the beginning of the period       1,115,000     2,236,000
                                                              ----------    ----------
Cash and cash equivalents at the end of the period            $1,263,000    $2,463,000
                                                              ==========    ==========

           See accompanying notes to Condensed Financial Statements

                          QSR INCOME PROPERTIES, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995 and December 31, 1994, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

                          QSR INCOME PROPERTIES, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1995

   The Partnership was formed to acquired and operate pizza restaurants. All twenty-three of the Partnership's restaurants were closed because of
disappointing operating results.   Of the twenty-three restaurants closed, three
have been sold, three lease commitments have been terminated and fifteen facilities have been leased to unaffiliated third parties. The Partnership is continuing efforts to lease or sell its final two closed restaurants that have not yet been redeployed. These properties may not be redeployable in the foreseeable future because of current market conditions.

Results of Operations
---------------------

   The Partnership's net income for the three months ended September 30, 1995 decreased $4,000 over the same period in 1994. Net income for the nine months ended September 30, 1995 increased $12,000 over the same period in 1994. The decrease for the three months ended September 30, 1995 is due primarily to a decrease in interest income. The increase in the nine months ended September 30, 1995 is primarily attributable to an increase in lease income.

   Lease income for the three and nine months ended September 30, 1995 increased $5,000 and $32,000, respectively, over the same period in 1994 as the result of scheduled escalations in lease income. Included in lease income for the nine month periods ended September 30, 1995 and 1994 is approximately $26,000 and $25,000, respectively, of additional lease income under a percentage rent feature with respect to incremental sales above specified levels.

   Interest income decreased $10,000 and $22,000 for the three and nine month periods ended September 30, 1995 over the same periods in 1994 due to a decrease in cash balances in 1995 over 1994 amounts. The decrease in cash balances is due to a one-time special distribution in December 1994 aggregating $1,442,000.

   Cost of operations for the nine month period ended September 30, 1995 remained stable compared to the same period in 1994. Cost of operations increased $6,000 for the three month period ended September 30, 1995 over the same period in 1994 due primarily to scheduled increases in ground lease expense on facilities located on leased land.

   Idle facility costs increased slightly for the three and nine month period ended September 30, 1995 over the same period in 1994 due to repair and maintenance cost on its two closed facilities that have not yet been redeployed.

Liquidity and capital resources
-------------------------------

   For the nine month period ended September 30, 1995, the Partnership's activities generated cash flow of $677,000. This represents an increase over cash flow of $627,000 generated by the Partnership for the nine month period ended September 30, 1994. Cash flow from the Partnership's operations have been sufficient to meet all current obligations of the Company.

   For the three month period ended September 30, 1995 the Partnership made a $3.25 distribution per Partnership unit. This distribution represents an increase of $.75 per Partnership unit over the distribution for the same period in 1994.

                          PART II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6  Exhibits and Reports on Form 8-K.
        ---------------------------------

   (a) The following exhibit is included herein:
       (27) Financial Data Schedule

   (b)  Form 8-K
        None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED:   November 13, 1995

                                        QSR Income Properties, Ltd.,
                                        a California Limited Partnership

                                        BY:  /s/ B. Wayne Hughes
                                            -------------------------------
                                             B. Wayne Hughes
                                             General Partner