Form 10-K405
period 1995-12-31
QSR INCOME PROPERTIES LTD
filed 1996-03-27
CIK 783287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to

Commission File Number 0-15802
                       -------

                           QSR INCOME PROPERTIES, LTD.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                       95-4084042
--------------------------------                   ----------------------------
(State or other jurisdiction of
incorporation or organization)              (IRS Employer Identification Number)

600 NORTH BRAND BLVD., SUITE 300
  GLENDALE, CALIFORNIA                                           91203
--------------------------------                         ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class        Name of each exchange
                                                on which registered
                        NONE                           NONE
                       -----                           -----

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                                      ----

                                     PART I
ITEM 1.    BUSINESS.
          ----------

     QSR Income Properties, Ltd. (the "Partnership") is a publicly held limited partnership organized on November 1, 1985 under the California Revised Limited Partnership Act. Commencing in June 1986, 100,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was terminated on April 30, 1987 after the sale of 52,004 Units.

     The Partnership was formed to invest in property for development and operation of Rocky Rococo restaurants under an agreement with Rocky Rococo Corporation ("Rocky Rococo"), an operator and franchiser of pizza restaurants. The Partnership's original general partners were Madison Pizza Corporation, a Delaware corporation ("Madison"), and B. Wayne Hughes ("Mr. Hughes"). Effective December 1, 1989, Madison resigned as a general partner and Mr. Hughes succeeded to Madison's general partner interest in a transaction approved by Limited Partners holding a majority of the Units. Madison was subsequently dissolved on December 28, 1989. Madison had been organized by Rocky Rococo and a group of individuals, including Mr. Hughes, who had been previously engaged in real estate development, management and syndication ventures not related to Rocky Rococo (the "Organizing Shareholders"). Mr. Hughes and certain other Organizing Shareholders disposed of their Madison and Rocky Rococo stock in 1989.

     In 1988, Rocky Rococo and the Partnership discontinued operations in various markets because the restaurants in those markets had not operated profitably. All 23 of the Partnership's restaurants were closed because of disappointing operating results between 1988 and 1990.

     Since 1988, the Partnership has pursued the leasing or selling of its closed restaurants to unaffiliated restaurant operators. The Partnership has attempted to lease the facilities to unaffiliated restaurant operators while holding them available for sale.

     As of December 31, 1995, 22 of the 23 restaurants have been redeployed. Of the 22 redeployed facilities, the leases related to seven facilities have been either transferred to unaffiliated operators or have been terminated. The remaining 15 have been leased (or subleased) to unaffiliated restaurant operators.

     The Partnership is continuing to pursue the lease or other disposition of its remaining closed restaurant that has not been redeployed. In 1995 the Partnership incurred $46,000 of holding expenses for closed restaurants. Because of current market conditions, the remaining closed facility may not be redeployable on satisfactory terms in the foreseeable future, and the Partnership will continue to bear the expenses of holding this property until it can be successfully redeployed.

     Madison contributed a total of $912,000 ($561,000 in 1989 and $351,000 in 1988) to the Partnership in full satisfaction of its obligations under a contribution agreement entered into in 1988. The funds contributed by Madison were not accrued to the benefit of Madison and were used primarily for funding ongoing fixed costs and restructuring transition expenditures. Accordingly, the amount contributed was reflected in the attached financial statements as a General Partner contribution with a subsequent "equity transfer" to the Limited Partners.

     Since  Madison's  resignation,  the  Partnership  has been  managed  by Mr.
Hughes. Prior to the resignation of Madison as a general partner, the Partnership was managed by the executive officers of Madison and by Mr. Hughes. The limited partners of the Partnership have no right to participate in the management or conduct of the Partnership's business and affairs.

     Currently,  there are four  persons  who render  services  on behalf of the
Partnership on a part-time basis. These persons include accounting, administrative, clerical and real estate personnel. The persons rendering services on a part-time basis also render services on behalf of one or more corporations previously owned by Madison, other partnerships organized by Madison and other affiliated corporations and partnerships of Mr. Hughes.

     The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2040.

ITEM 2.    PROPERTIES.
           -----------

     The Partnership had developed and operated 23 restaurant properties through June 1988.

     The Partnership transferred or otherwise terminated its ownership or leasehold interests in seven of its 23 properties. Of the 16 closed properties that continued to be owned or leased by the Partnership, fifteen have been leased or subleased to unaffiliated operators. The Partnership is currently seeking the sale or lease of the remaining restaurant facility. The following table sets forth information as of December 31, 1995, concerning the 16 restaurant properties (each having from 2,800 to 3,450 square feet of restaurant space) that continue to be owned or leased by the Partnership:

                                  SIZE OF
                                  PARCEL            DATE OF                   DATE                   DATE LEASE
  LOCATION                       (SQ. FT.)         PURCHASE                  LEASED                   EXPIRES
  --------                       ---------         --------                  ------                   -------

INDIANA

3846 Lafayette
Indianapolis, IN                   29,000        March 12, 1987            July 1989                 July 2004

7863 U.S. 31 S.
Greenwood, IN                      37,400        March 12, 1987            November 1990             November 2005

9755 E. Washington St.
Indianapolis, IN                   45,000        July 13, 1987             February 1989             February 2004

315 College Mall Rd.
Bloomington, IN                    43,500        Land Lease                October 1989              October 2004

909 W. McGalliard
Muncie, IN                         23,800        October 1, 1987           September 1989            June 2007


COLORADO

9200 Arapahoe Rd.
Green Village, CO                  36,100        June 23, 1986             September 1990            December 2009


MINNESOTA

5101 W. 98th St.
Bloomington, MN                    43,600        Land Lease                September 1989            September 2003

2880 Coon Rapids Blvd. (1)
Coon Rapids, MN                    60,000        May 15, 1987              N/A                       N/A

2130 & Cliff Rd.
Eagan, MN                          59,800        May 1, 1987               August 1989               May 2003


MISSOURI

100 Old Sugar Creek Rd.
Fenton, MO                         32,500        September 16, 1987        June 1989                 June 2001

8071 Manchester Rd.
Brentwood, MO                      31,200        Land Lease                September 1991            September 1996

                                  Size of
                                  Parcel            Date of                   Date                   Date Lease
  Location                       (Sq. Ft.)         Purchase                  Leased                   Expires
  --------                       ---------         --------                  ------                   -------

ILLINOIS

1617 N. Belt West
Bellville, IL                      49,800        November 7, 1986          December 1989             December 1996

500 S. Illinois St.
Bellville, IL                      28,000        July 8, 1987              May 1991                  April 2011

235 S. Bolingbrook Dr.
Bolingbrook, IL                    23,800        January 21, 1988          September 1989            September 2003

6820 E Northwest Hwy.
Crystal Lake, IL                   62,000        December 14, 1987         October 1989              March 1999


WISCONSIN

7411 122nd Ave.
Bristol (Kenosha), WI              43,700        December 30, 1986         April 1993                December 2003


--------
(1)  Facility has been closed but not yet redeployed.

     Set forth below are summaries of the 15 facilities currently leased to unaffiliated operators.

     The restaurant located at 3846 Lafayette in Indianapolis, Indiana, which is owned by the Partnership, has been leased on a triple net basis to a Midwest pizza chain at a rate of $74,000 per year. The lease also includes a percentage rent feature with respect to incremental sales above specified levels. The lease has a term of 15 years, with two five-year renewal options.

     The restaurant located at 7863 U.S. 31 South in Greenwood, Indiana, which is owned by the Partnership, has been leased to a restaurant chain for $96,000 per year. This lease provides for a 15% increase in rent every five years with two five-year renewal options.

     The restaurant located at 9755 East Washington in Indianapolis, Indiana, which is owned by the Partnership, has been leased to a restaurant chain, at a rate of $74,000 per year. This lease, which became effective in February 1989, provides for a 16% base rent increase every five years with two five-year renewal options.

     The restaurant located at 315 College Mall Road in Bloomington, Indiana, which is located on land leased by the Partnership, has been subleased to a Supermarket chain at a rate of $80,000 ($46,000 net to the Partnership) per year. This lease provides for a 12% increase in base rent every four years with two five-year renewal options.

     The restaurant in Muncie, Indiana, which is owned by the Partnership, was leased to a restaurant chain at a rate of $58,000 per year. The lease became effective in September 1989 and provides for a 10% increase in base rent every five years with four five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels.


     The restaurant located at 9200 Arapahoe Road in Green Village, Colorado, which is owned by the Partnership, has been leased to a restaurant chain for $95,000 per year. This lease provides for a 15% increase in rent every five years with one eight-year renewal option.

     The restaurant located in Bloomington, Minnesota, which located on land leased by the Partnership, has been subleased to a restaurant chain for a gross rental of $82,000 ($47,000 net to the Partnership) per year. The Partnership, in its capacity as lessee, is currently paying $35,000 to the ground lessor. The sublease allows the Partnership to sell its leasehold interest at any time, although tenant has been granted a right of first refusal for any sale transaction. The terms of the sublease provide for a 9% increase in base rent every three years with two five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels.

     The restaurant located at 2130 and Cliff Road in Eagan, Minnesota, which is owned by the Partnership, has also been leased to a restaurant chain, at a rate of $78,000 per year. This lease provides for a 9% increase in base rent every three years with two five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels.

     The restaurant located at 100 Old Sugar Creek Road in Fenton, Missouri, which is owned by the Partnership, has been leased to a restaurant chain at a rate of $75,000 per year. This lease provides for a 15% increase in base rent every five years with three five-year renewal options.

     The restaurant located at 1617 N. Belt West in Bellville, Illinois, which is owned by the Partnership, has been leased to a restaurant chain at a rate of $66,000 per year. The lease expires in December 1996 and provides for three five-year renewal options.

     The restaurant located at 235 S. Bolingbrook Drive in Bolingbrook, Illinois, which is owned by the Partnership, has been leased to a restaurant chain, at a rate of $71,000 per year. This lease provides for a 9% increase in base rent every three years with two five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels.

     The restaurant located at 6820 E. Northwest Highway in Crystal Lake, Illinois, which is owned by the Partnership, was leased to a restaurant chain for $77,000 per year. This lease provides for a 12% increase in rent every four years with two five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels.

     The restaurant located at 500 S. Illinois Street in Belville, Illinois, which is owned by the Partnership, has been leased to a restaurant chain, at a rate of $66,000 per year. This lease provides for a 15% increase in base rent every five years with two five year renewal options.

     The restaurant located at 8071 Manchester Road in Brentwood, Missouri, which is located on land leased by the Partnership, has been subleased to a restaurant chain at a rate of $44,000 ($1,500 net to the Partnership) per year. The lease expires in September 1996 and provides for two three-year and one two year renewal options.

     The restaurant located at 7411 122nd Avenue in Kenosha, Wisconsin, which is owned by the Partnership, has been leased to a restaurant chain for $36,000 per year. The lease provides for a 10% increase in base rent every four years with one five-year renewal option.


ITEM 3.    LEGAL PROCEEDINGS.
           -----------------

     No material legal proceedings are pending against the Partnership.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                     PART II
ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
           ------------------------------------------------------------------


     No public trading market exists for the units of limited partnership interest.

     Exclusive of the general partner's interest in the Partnership, as of December 31, 1995, there were approximately 3,018 record holders of Units.

     Distributions to the general partner and to the Partnership's Limited Partners are made quarterly based on "Cash Available for Distribution". Cash
Available for Distribution is generally the sum of (i) cash funds from operations of the Partnership, without deductions for depreciation, but after deducting for capital improvements, plus (ii) net proceeds from any sale or financing of the Partnership's properties, less adequate cash reserves for other obligations of the Partnership for which there is no other provision.

     The aggregate amount of distributions paid to the limited and general partners in each year since inception of the Partnership were as follows:

               Limited            General
              Partners            Partner             Total
              --------            -------             -----

   1986     $   32,000          $   3,000       $    35,000
   1987        451,000             43,000           494,000
   1988        390,000             16,000           406,000
   1989        520,000              5,000           525,000
   1990        520,000              5,000           525,000
   1991      1,495,000            147,000         1,642,000
   1992        520,000             51,000           571,000
   1993        520,000             51,000           571,000
   1994      1,834,000            179,000         2,013,000
   1995        676,000             66,000           742,000
               -------             ------           -------

  Total     $6,958,000           $566,000        $7,524,000
            ==========           ========        ==========

Because of the Partnership's disappointing operating results, the General Partners waived their incentive distributions associated with the Partnership's distributions to Limited Partners from the second quarter of 1988 through fourth quarter 1990.

The general partner has an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recover all of their investment, regardless of source. Thereafter, the general partner has a 25% interest in all cash distributions (including sale and financing proceeds). At December 31, 1995 cumulative distributions to limited partners were $6,958,000; accordingly $19,044,000 of additional distributions are required to be made to the limited partners for the limited partners to recover their capital contributions.


ITEM 6. SELECTED FINANCIAL DATA.
        -----------------------

                                                                 Year ended December 31,
                                              --------------------------------------------------------------------------
                                              1995             1994              1993             1992              1991
                                              ----             ----              ----             ----              ----
                                                              (In thousands, except per unit amounts)
Operating data
--------------
Lease income                                $1,062           $1,023              $949           $1,034              $904

Interest income                                 88              110                60               79               185

Write-down of restaurant facility             (400)                -                -                -                 -

Loss on sale of real estate facility          (406)               -                -                -                 -

Net income (Loss)                             (180)             618               373              463               294

  Limited partners' share                     (180)             453               324              412               161

  General partner's share                       57              165                49               51               133

Limited partners' per unit data (1):

  Net income (Loss)                         $(4.55)          $ 8.71            $ 6.23           $ 7.92            $ 3.10

  Cash distributions                         13.00            35.25 (2)         10.00            10.00             28.75 (2)


Balance Sheet
-------------
Assets                                     $11,617          $12,550           $13,971          $14,083           $14,185
Partners' equity                            11,469           12,391            13,786           13,984            14,092


(1) Per unit data is based on 52,004 limited partnership units outstanding during the years ended December 31, 1995 and 1994, 1993, 1992 and 1991.

(2) Includes a special distribution per unit of $25.25 and $18.75 in 1994 and 1991, respectively, to distribute excess cash reserves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           --------------------------------------------------------------------

     The Partnership's activity began in June 1986 with the offering of up to 100,000 units of limited partnership interest to the public in an interstate offering of which 52,004 units were sold.

     In 1988, the Partnership commenced a program to terminate activities associated with operating its properties as Rocky Rococo restaurants and dispose of its leasehold interests and redeploy its property interests by seeking well known, unaffiliated third party lessees to lease its properties.

     As of December 31, 1988, the Partnership had acquired or entered into leases for 23 properties, all of which had been fully improved. The total cost of developing the Partnership's 23 restaurant facilities was $18,231,000, and was funded entirely through offering proceeds.

     During 1988 through 1990, the Partnership's 23 restaurants were closed because they were not operating profitably. (See Item 1 above for additional information regarding the closing of the Partnership's restaurants.)

     As of December 31, 1995, 22 of the 23 facilities have been redeployed by the sale of seven facilities and by leasing fifteen facilities to third party tenants.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income decreased $798,000 from $618,000 in 1994 to a loss of $180,000 in 1995. The decrease is attributable to a $406,000 loss on the sale of the Partnership's Iliff, Colorado property in November 1995, and a write-down of a restaurant facility as discussed below.

     Lease income increased  $39,000 or 4% from $1,023,000 in 1994 to $1,062,000 in 1995 due to scheduled escalations in lease income. Included in lease income in 1995 and 1994 is approximately $26,000 and $25,000, respectively, of additional lease income under a percentage of rent feature with respect to incremental sales above specified levels.

     Interest income decreased $22,000 from $110,000 in 1994 to $88,000 in 1995 due to a decrease in invested cash balances in 1995 compared t0 1994. The decrease in invested cash balances is due to a special distribution in December 1994 of $1,422,000.

     During 1995, the Partnership wrote-down the carrying value of the Coon Rapids, Minnisota restaurant facility to its estimated net realizable value. The restaurant facility is closed and has not yet been redeployed. The write-down resulted in a charge to income of $400,000 for the year ended December 31, 1995.

     Idle facility cost increased $10,000 from 1994 to 1995 on its closed facilities (one of the two closed facilities was sold in November 1995).

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income increased $245,000 from 1993 to 1994 primarily as a result of an increase in lease income and a decrease in depreciation expense.

     Lease income increased $74,000 or 8% from $949,000 in 1993 to $1,023,000 in 1994. This increase is attributable to one less facility being leased in early 1993 compared to 1994, $25,000 in additional unscheduled lease income received in 1994, and scheduled increases in base lease income. The unscheduled lease income was earned under a percentage rent feature with respect to incremental sales above specified levels on certain lease agreements that provide for this feature.

     Interest income increased $50,000 in 1994 over 1993 due to an increase in invested cash balances and a slight increase in interest rates earned on cash investments.

     Cost of operations decreased $8,000 from $144,000 in 1993 to $136,000 in 1994 due to costs incurred in 1993 to lease out one of the Partnership's facilities offset by an increase in scheduled increases in lease expense on facilities located on leased land.

     Idle facility cost decreased $22,000, or 38%, from $58,000 in 1993 to $36,000 in 1994 due to a decrease in repairs and maintenance on the Partnership's two facilities (held during 1994 and 1993) that have not yet been redeployed. The decrease is also attributable to a decrease in professional fees incurred on negotiations with potential tenants for the Partnership's two facilities that have not yet been redeployed.

     Depreciation expense decreased from $335,000 in 1993 to $249,000 in 1994 due to certain assets being fully depreciated in 1994.


LIQUIDITY AND CAPITAL RESOURCES:

     For the year ended December 31, 1995, the Partnership's leasing activities generated cash flow of $868,000. Cash flow from the Partnership's leasing activities have been sufficient to meet all current obligations of the Partnership.

     Management expects to continue to fund capital expenditures and quarterly distributions to partners from operating cash flow.

     In November 1995, the Partnership sold its Iliff, Colorado facility for a net price of $352,000 ($382,000 less $30,000 of selling costs) resulting in a $406,000 loss on the sale of the facility. The Partnership received net cash sales proceeds of $382,000, net of selling cost of $30,000.

     In connection with the leases signed through December 31, 1995, the Partnership sold the equipment and furnishings of each facility to the lessee. In connection with these sales, the Partnership received promissory notes that are fully amortized over nine years, accrue interest at 8.5%, and require annual aggregate principal installments of approximately $12,000. These notes mature in 1998 through 2000.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
           -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
           ---------------------------------------------------------------

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
           ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's general partner is Mr. B. Wayne Hughes, age 62. Mr. Hughes manages and makes investment decisions for the Partnership. Mr. Hughes has been a director of Public Storage, Inc. ("PSI"), a real estate investment trust ("REIT"), since its organization in 1980 and was President and Co-Cheif Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of Storage Properties, Inc., a REIT whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board and Chief Executive Officer Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "ublic Storage Properties REITs"), REITs organized by affiliates of PSI. Mr. Hughes has been active in the real estate investment field during the past 25 years.

     Pursuant to Articles XVI, XVII and XXI of the Partnership's Amended Certificate and Agreement of Limited Partnership, the general partner continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of any other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     There  have  been  no  events  under  any   bankruptcy   act,  no  criminal
proceedings, and no judgments or injunctions material to the evaluation of the ability of the general partner during the past five years.

ITEM 11.   EXECUTIVE COMPENSATION.
           ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its general partner and affiliates.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
           --------------------------------------------------------------

     (a) As of the date hereof, no person is known by the Partnership to own beneficially more than 5% of the units of limited partnership interest.

     (b) The Partnership has no officers and directors.

     Mr. Hughes and Madison, the two original general partners, initially contributed $262,000 to the capital of the Partnership. As a result Mr. Hughes, who succeeded to Madison's general partner interest in December 1989, will participate in the distributions to all of the Partnership's partners and in the Partnership's profits and losses in the same proportion that such capital contribution bears to the total capital contributions. Mr. Hughes and Madison also contributed $912,000 to be used primarily to fund the Partnership's capital and liquidity needs during the restructuring period. (See Item 1 for additional information regarding this contribution.) Because the Limited Partners received the benefit of Madison's contribution, the amount contributed is reflected in the financial statements attached to this report as a General Partner contribution with a subsequent "equity transfer" to the Limited Partners.

     (c) Except as set forth below, the Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership. Articles XVI, XVII and Section
21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership, provide, in substance, that the Limited Partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of any other general partner and a majority of the limited partners.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

     The Limited Partnership Agreement provides that the general partner will be entitled to cash incentive distributions in an amount equal to (i) 8% of cash flow from operations until the distributions to all partners for all sources equal their capital contributions; thereafter, 25% of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. Because of the Partnership's disappointing operating results, the General Partners waived their incentive distributions associated with the Partnership's distributions to Limited Partners from the second quarter of 1988 through fourth quarter 1990. In 1995, the General Partner received $59,000 in incentive distributions and $7,000 with respect to his capital contributions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

     (a) List of Documents filed as part of the Report.

          1. Financial Statements:
          See Index to Financial Statements and Financial Statement Schedule.

          2. Financial Statement Schedules:
          See Index to Financial Statements and Financial Statement Schedule.

          3. Exhibits:
          (27) Financial Data Schedule

      (b) Reports on Form 8-K:
          No reports on Form 8-K were filed during the last quarter of fiscal 1995.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QSR INCOME PROPERTIES, LTD.,
                                        a California Limited Partnership



Dated:  March 26, 1996                       By:  \s\ B.Wayne Hughes
                                                      B. Wayne Hughes
                                                      General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity and on the date indicated.

Signature                     Capacity                                Date
---------                     --------                                ----

\s\ B. Wayne Hughes      General Partner                        March 26, 1996
B. Wayne Hughes

                          QSR INCOME PROPERTIES, LTD.,
                        A California Limited Partnership

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                          Page
                                                                       Reference
                                                                       ---------

Report of Independent Auditors                                              F-1

Financial Statements and Schedules:

       Balance sheets as of December 31, 1995 and 1994                      F-2

For the years ended December 31, 1995, 1994 and 1993:

       Statements of Income                                                 F-3

       Statements of Partners' Equity                                       F-4

       Statements of Cash Flows                                             F-5

       Notes to Financial Statements                                   F-6 - F-9

Schedule for the years ended December 31, 1995

       III - Real Estate and Accumulated Depreciation                F-10 - F-11



     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.




                         Report of Independent Auditors



The Partners
QSR Income Properties, Ltd.,
a California Limited Partnership


We have audited the accompanying balance sheets of QSR Income Properties, Ltd., a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QSR Income Properties, Ltd., a California Limited Partnership, at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                               ERNST & YOUNG LLP




February 27, 1996
Los Angeles, California

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 1995 and 1994


                                                       1995                1994
                                                       ----                ----
                                     ASSETS
Cash and cash equivalents                         $ 1,630,000        $ 1,115,000

Accounts receivable                                    10,000             15,000

Notes receivable                                      234,000            271,000

Restaurant facilities, net                          9,743,000         11,149,000
                                                    ---------         ----------

                                                  $11,617,000        $12,550,000
                                                  ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                      $   148,000    $   159,000

Commitments

Partners' equity:

  Limited partners' equity,
    $500 per unit, 100,000 units authorized,
    52,004 units issued and outstanding                11,378,000     12,291,000

  General partner equity                                   91,000        100,000
                                                           ------        -------

          Total partners' equity                       11,469,000     12,391,000
                                                       ----------     ----------

                                                      $11,617,000    $12,550,000
                                                      ===========    ===========

                             See accompanying notes.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                              STATEMENTS OF INCOME
              For the years ended December 31, 1995, 1994 and 1993


                                              1995           1994         1993
                                              ----           ----         ----
REVENUES:

  Lease income                          $ 1,062,000    $ 1,023,000   $   949,000

  Interest income                            88,000        110,000        60,000
                                             ------        -------        ------
                                          1,150,000      1,133,000     1,009,000
                                          =========      =========     =========

COSTS AND EXPENSES:

  Cost of operations                        140,000        136,000       144,000

  Depreciation                              248,000        249,000       335,000

  Idle facility cost                         46,000         36,000        58,000

  Write-down of restaurant facility         400,000           --            --

  Administrative expense                     90,000         94,000        99,000
                                             ------         ------        ------
                                            924,000        515,000       636,000
                                            =======        =======       =======
Net Income before loss on sale of
   real estate facility                     226,000        618,000       373,000

Loss on sale of real estate facility       (406,000)          --            --
                                           --------        --------     --------

NET (LOSS) INCOME                       $  (180,000)   $   618,000   $   373,000
                                        ===========    ===========   ===========


Allocation of net (loss) income:

  Limited partners                      $  (237,000)   $   453,000   $   324,000

  General partner                            57,000        165,000        49,000
                                             ------        -------        ------

                                        $  (180,000)   $   618,000   $   373,000
                                        ===========    ===========   ===========

Limited partners' allocation per unit   $     (4.55)   $      8.71   $      6.23
                                        ===========    ===========   ===========

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1995, 1994 and 1993


                                        Limited          General
                                       Partners          Partner        Total
                                       --------          -------        -----
Balances at December 31, 1992      $ 13,868,000    $    116,000    $ 13,984,000

Net income                              324,000          49,000         373,000

Distributions                          (520,000)        (51,000)       (571,000)
                                       --------         -------        --------

Balances at December 31, 1993        13,672,000         114,000      13,786,000

Net income                              453,000         165,000         618,000

Distributions                        (1,834,000)       (179,000)     (2,013,000)
                                     ----------        --------      ----------

Balances at December 31, 1994        12,291,000         100,000      12,391,000

Net loss                               (237,000)         57,000        (180,000)

Distributions                          (676,000)        (66,000)       (742,000)
                                       --------         -------        --------

Balances at December 31, 1995      $ 11,378,000    $     91,000    $ 11,469,000
                                   ============    ============    ============

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993


                                                                1995          1994           1993
                                                                ----          ----           ----
Cash flows from operating activities:

Net (loss) income                                         $  (180,000)   $   618,000    $   373,000

Adjustments to reconcile net  income to
    net cash provided by operating activities:

    Loss on sale of real estate facility                      406,000           --             --
    Depreciation and amortization                             248,000        249,000        335,000
    Write-down of restaurant facility                         400,000           --             --
    Decrease (increase) in accounts receivable                  5,000         (5,000)        53,000
    (Decrease) increase in accounts payable                   (11,000)       (26,000)        86,000
                                                            ---------      ---------      ---------

        Total adjustments                                   1,048,000        218,000        474,000

        Net cash provided by operating activities             868,000        836,000        847,000
                                                            ---------      ---------      ---------

Cash flows from investing activities:

    Proceeds from sale of real estate facility                352,000           --             --
    Additions to restaurant facilities                           --             --           (1,000)
    Principal payments on note receivables                     37,000         56,000         61,000
                                                            ---------      ---------      ---------

        Net cash provided by investing activities             389,000         56,000         60,000
                                                            ---------      ---------      ---------

Cash flows from financing activities:

    Distributions paid to partners                           (742,000)    (2,013,000)      (571,000)
                                                              -------        -------         ------

        Net cash used for financing activities               (742,000)    (2,013,000)      (571,000)
                                                            ---------      ---------      ---------

Net increase (decrease) in cash  and cash equivalents         515,000     (1,121,000)       336,000

Cash and cash equivalents at  the beginning of the year     1,115,000      2,236,000      1,900,000
                                                            ---------      ---------      ---------

Cash and cash equivalents at the end of the year          $ 1,630,000    $ 1,115,000    $ 2,236,000
                                                          ===========    ===========    ===========

                          QSR INCOME PROPERTIES, LTD.,

                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.   Summary of Significant Accounting Policies and Partnership Matters

     Description of Partnership
     --------------------------

     QSR Income Properties, Ltd., a California Limited Partnership (the Partnership), was formed in November 1985 to acquire, own and operate Rocky Rococo Restaurants. The offering terminated on April 30, 1987 with 52,004 units issued and outstanding, which resulted in $26,002,000 of limited partner funds being raised. During 1989, the limited partners approved the resignation of Madison Pizza Corporation ("MPC") as Corporate General Partner and the designation of B. Wayne Hughes, the Individual General Partner, to succeed to the Corporate General Partner's interest.

     During 1988, the General Partners decided to discontinue restaurant operations because the restaurants had not operated profitably.

     Restaurant Facilities
     ---------------------

     The cost of land includes appraisal fees, closing costs and legal fees related to the acquisition. Buildings and equipment are depreciated on the straight-line basis over their estimated useful lives of 30 years and 5 years, respectively. Buildings which are situated on leased premises are depreciated over their minimum lease term, 20 years.

     In November 1995, the Partnership's Iliff, Colorado facility was sold for $382,000 resulting in a $406,000 loss on the sale of the facility. The Partnership received net sales proceeds of $352,000 net of selling cost of $30,000. The Partnership's net book value at the time of the sale was $758,000.

     During 1988 and 1989, as a result of closing the Partnership's restaurants, the carrying value of certain equipment packages were written down to their estimated net realizable value. As of December 31, 1995, $145,000 remains of the reserve.

     Distributions
     -------------

     Cash distributions per unit were $13.00, $35.25, $10.00 for the years ended December 31, 1995, 1994 and 1993, respectively. Incentive distributions to the General Partner amounted to $59,000, $161,000 and $46,000 for 1995, 1994 and 1993, respectively.

     Allocation of Net Income or Loss
     --------------------------------

     The general partner's share of net income or loss consists of a percentage of incentive distributions received, cash flow (as defined) which relates to the general partner's share of cash distributions as set forth in the Partnership Agreement. In addition, the general partner's share of net income or loss consists of amounts attributable to his 1% capital contribution. All remaining net income or loss is allocated to the limited partners.


2.   Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.



3.   Notes Receivable

     As of September 30, 1988, Rocky Rococo Corporation ("RRC"), an affiliate of MPC, owed the Partnership approximately $275,000, which comprised $205,000 in unearned management fees and $70,000 in certain other advances. As RRC did not have the funds available to repay these moneys, the Partnership elected to have RRC assign to them a $275,000 interest in a secured note receivable due to RRC. The note bears interest at the prime rate plus 2% per annum (10.5% at December 31, 1995) and provides for monthly principal and interest payments through April 22, 2002, the maturity date of the note, at which time outstanding principal and accrued interest is due and payable. At December 31, 1995 and 1994 this note had a remaining balance of $119,000 and $142,000, respectively.

     The Partnership has received several notes related to the sale of restaurant equipment through December 31, 1991. These notes, which total approximately $55,000, require quarterly payments, are fully amortizing and accrue interest at 8.5%. In addition, the Partnership has received one note from a lessee as partial payment of some leasehold improvements. The notes mature on various dates through 2003. The Partnership received $5,000, $8,000 and $25,000 in interest from these notes during the years ended December 31, 1995, 1994 and 1993, respectively.

     Future minimum principal payments of all notes due the Partnership as of December 31, 1995 are as follows:

                  1996                                        $  36,000
                  1997                                           43,000
                  1998                                           47,000
                  1999                                           44,000
                  2000                                            4,000
                  Thereafter                                     60,000
                                                                 ------
                                                               $234,000
                                                               ========


4.   Restaurant Facilities and Lease Commitments

     At December 31, restaurant facilities, which are recorded at cost, were comprised of the following:

                                                        1995              1994
                                                        ----              ----

Land                                              $  4,951,000    $   5,388,000
Buildings and leasehold improvements                 7,058,000        7,492,000
Equipment                                              933,000        1,103,000
                                                       -------        ---------
                                                    12,942,000       13,983,000
Less:  Accumulated depreciation                     (2,654,000)      (2,639,000)
       Reserve to estimated net realizable value      (545,000)        (195,000)
                                                      --------         --------
                                                  $  9,743,000      $11,149,000
                                                  ============      ===========

4.   Restaurant Facilities and Lease Commitments (continued)

     During 1995, the Partnership wrote-down the carrying value of the Coon Rapids, Minnesota restaurant facility to its estimated net realizable value. The restaurant facility is closed and has not yet been redeployed. The write-down resulted in a charge to income of $400,000 for the year ended December 31, 1995.

     Equipment was fully depreciated at December 31, 1994.

     Fifteen facilities owned or leased by the Company were leased or subleased to unaffiliated third parties on a triple net basis for minimum lease terms of 2 to 20 years. The minimum future lease income to be received from these operating leases is as follows:

      1996                                               $1,033,000
      1997                                                  949,000
      1998                                                  979,000
      1999                                                  944,000
      2000                                                  955,000
      Thereafter                                          4,520,000
                                                          ---------

                                                         $9,380,000
                                                         ==========

     The Partnership is obligated under various operating leases on its closed restaurant facilities. Each of these facilities has been subleased to an unaffiliated third party. Sub-lease income under these leases was $203,000, $203,000 and $193,000 for the period ended December 31, 1995, 1994 and 1993, respectively.  Lease  expense  incurred  under these leases for the period ended
December  31,  1995,  1994  and  1993  was  $121,000,   $115,000  and  $112,000,
respectively. At December 31, 1995 the Partnership had agreements for the following minimum sublease income and lease obligations (not including impact of options to extend maturity dates):

                                  Sublease                  Lease
                                   Income                  Expense

    1996                       $   193,000             $   113,000
    1997                           166,000                 113,000
    1998                           179,000                 113,000
    1999                           180,000                 128,000
    2000                           180,000                 129,000
    Thereafter                     623,000               1,015,000
                                   -------               ---------
                                $1,521,000              $1,611,000
                                ==========              ==========


5.   General Partner Equity

     Initially, the general partners contributed 1% of the aggregate capital contributions of the Partnership. The general partner has an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recover all of their investment, regardless of source. Thereafter, the general partner has a 25% interest in all cash distributions (including sale and financing proceeds). At December 31, 1995 cumulative distributions to limited partners were $6,958,000; accordingly $19,044,000 of additional distributions are required to be made to the limited partners for the limited partners to recover their capital contributions.


6.   Taxes Based on Income

     Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes. Taxable net income was $132,000, $549,000 and $385,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.


7.   Cost of Operations

     For the years ended December 31, 1995, 1994 and 1993 cost of operations were comprised of the following: 1995 1994 1993

                                   1995                1994                1993
                                   ----                ----                ----
   Cost of leasing              $121,000           $115,000             $112,000
   Other operating expenses       19,000             21,000               32,000
                                  ------             ------               ------
                                $140,000           $136,000             $144,000
                                ========           ========             ========

8.   Idle Facility Cost

     Idle facility cost is primarily comprised of utility costs, building maintenance, property taxes and insurance costs. As of December 31, 1995, one restaurant facility remains closed and not yet redeployed.

                           QSR Income Properties, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation


                                                                                       Cost
                                                                                   subsequent to           Gross Carrying Amount
                                                        Initial Cost                Acquisition             at December 31, 1995
                                                    -----------------------                          -------------------------------
Description                     Encumbrance       Land          Buildings        (Improvements)    Land        Buildings      Total
-----------                     -----------       ----          ---------        --------------    ----        ---------      -----

Indianapolis/Lafayett               -          $  659,000     $  257,000       $      -        $  659,000    $  257,000   $  916,000
Greenwood/U.S. 31 S.                -             749,000        273,000              -           749,000       273,000    1,022,000
Indianapolis/Washington             -             344,000        452,000              -           344,000       452,000      796,000
Bloomington/College Mall            -                -           432,000             5,000           -          437,000      437,000
Munie/McGalliard                    -             186,000        401,000             5,000        186,000       406,000      592,000
Green Village/Arapahoe Rd.          -             683,000        734,000             3,000        683,000       737,000    1,420,000
Bloominton/W. 98th St.              -                -           478,000            18,000           -          496,000      496,000
Coon Rapids/Coon Rapids Blvd.(2)    -             223,000        392,000             1,000        223,000       392,000      616,000
Eagan/Cliff Rd.                     -             324,000        520,000             7,000        324,000       527,000      851,000
Fenton/Old Sugar Creek              -             296,000        454,000             5,000        296,000       459,000      755,000
Breentwood/Manchester Rd.           -                -           634,000             5,000           -          639,000      639,000
Belville I/N. Belt West             -             282,000        504,000             5,000        282,000       509,000      791,000
Belville II/S. Illinois St.         -             246,000        584,000            17,000        246,000       601,000      847,000
Bristol/122nd Ave.                  -             210,000        576,000              -           210,000       576,000      786,000
Bolingbrook/Bolingbrook Dr.         -             258,000        425,000              -           258,000       425,000      683,000
Crystal Creek/Northwest Hwy.        -             351,000        538,000             6,000        351,000       544,000      895,000
                                                  -------        -------             -----        -------       -------      -------

Total                                          $4,591,000     $7,914,000           $77,000     $4,951,000    $7,991,000  $12,942,000
                                               ==========     ==========           =======     ==========    ==========  ===========

                                     Accumulated     Date
Description                         Depreciation   Completed
-----------                         ------------   ---------

Indianapolis/Lafayett              $    84,000         3/87
Greenwood/U.S. 31 S.                    92,000         3/87
Indianapolis/Washington                138,000         7/87
Bloomington/College Mall               162,000        (1)
Munie/McGalliard                       123,000        10/87
Green Village/Arapahoe Rd.             222,000         6/86
Bloominton/W. 98th St.                 155,000        (1)
Coon Rapids/Coon Rapids Blvd.          260,000         5/87
Eagan/Cliff Rd.                        143,000         5/87
Fenton/Old Sugar Creek                 141,000         9/87
Breentwood/Manchester Rd.              249,000        (1)
Belville I/N. Belt West                161,000        11/86
Belville II/S. Illinois St.            238,000         7/87
Bristol/122nd Ave.                     214,000        12/86
Bolingbrook/Bolingbrook Dr.            124,000         1/88
Crystal Creek/Northwest Hwy.           148,000        12/87
                                       -------        -----

Total                               $2,654,000
                                    ==========

(1) Property is situated on land subject to a ground lease.
(2) During 1995, the property was written-down by $400,000 to its net realizable value. The initial cost of land and building was $363,000 and $652,000, respectively, and were written down $140,000 and $260,000, respectively.

                           QSR Income Properties, Ltd.

                           Real Estate Reconciliation

                            Schedule III (continued)



(a) The following is a reconciliation of costs and related accumulated depreciation:


                                      COST

                                            1995         1994              1993
                                            ----         ----              ----

Balance at the beginning of the period  $13,983,000  $13,983,000     $13,982,000

Additions during the period

         Capital improvements                            -                 1,000

Deductions during the period:
         Write-down of property           (400,000)      -                    -
         Sale of property               (1,041,000)      -                    -
                                       ------------  -----------     -----------

Balance at the close of the period     $12,542,000   $13,983,000     $13,983,000
                                       ===========   ===========     ===========



                     ACCUMULATED DEPRECIATION RECONCILIATION

                                            1995         1994              1993
                                            ----         ----              ----

Balance at the beginning of the period  $2,639,000   $2,390,000       $2,068,000

Additions during the period

         Depreciation                      248,000      249,000          322,000

Deductions during the period related to
         property sold                    (233,000)          -                -
                                       ------------  -----------     -----------

Balance at the close of the period      $2,654,000   $2,639,000       $2,390,000
                                        ==========   ==========       ==========