Form 10-Q
period 1996-03-31
QSR INCOME PROPERTIES LTD
filed 1996-05-13
CIK 783287

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              --------------  -------------------

Commission File Number 0-15802
                       -------


          QSR Income Properties, Ltd., a California Limited Partnership
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         California                                                 95-4084042
- -------------------------------                              ------------------
(State or other jurisdiction of                                 (I.R.S Employer
incorporation or organization)                               Identification No.)


                 701 Western Avenue, Glendale, California 91201
                 ----------------------------------------------
               (Address of principal executive officer) (Zip Code)

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

                                      X
                                     ---  ---
                                     Yes  No

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership


                                      INDEX
                                                                         Page
                                                                      Reference

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheets at March 31, 1996
         and December 31, 1995                                                2

         Condensed Statements of Operations for the three
         month periods ended March 31, 1996 and 1995                          3

         Condensed Statement of Partners' Equity for the
         three months ended March 31, 1996                                    4

         Condensed Statements of Cash Flows for the three
         month periods ended March 31, 1996 and 1995                          5

         Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7 - 8


PART II. OTHER INFORMATION                                                    9

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            CONDENSED BALANCE SHEETS



                                                    March 31,       December 31,
                                                      1996              1995
                                                   -----------       -----------
                                                   (Unaudited)


                                     ASSETS
                                     ------

Cash and cash equivalents                          $1,697,000         $1,630,000

Accounts receivable                                     3,000             10,000

Notes receivable                                      231,000            234,000

Facilities, net                                     9,685,000          9,743,000
                                                   -----------       -----------

                                                   $11,616,000       $11,617,000
                                                   ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                     $147,000           $148,000

Partners' equity:

  Limited partners' equity, $500 per
    unit, 52,004 units authorized,
    issued and outstanding                          11,378,000        11,378,000

  General partner's equity                              91,000            91,000
                                                   -----------       -----------

  Total partners' equity                            11,469,000        11,469,000
                                                   -----------       -----------

                                                   $11,616,000       $11,617,000
                                                   ===========       ===========




          See accompanying notes to Condensed Financial Statements
                                        2

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
            For the three month periods ended March 31, 1996 and 1995
                                   (Unaudited)


                                                           1996            1995
                                                         --------       --------
REVENUES:

    Lease income                                         $288,000       $281,000
                                                         --------       --------

    Interest income                                        25,000         22,000
                                                         --------       --------

                                                          313,000        303,000
                                                         --------       --------

COSTS AND EXPENSES:

    Cost of operations                                     36,000         31,000

    Depreciation                                           58,000         62,000

    Idle facility costs                                     8,000         12,000

    Partnership administrative expenses                    26,000         27,000
                                                         --------       --------

                                                          128,000        132,000
                                                         --------       --------

    Net income                                           $185,000       $171,000
                                                         ========       ========


Allocation of net income

    Limited partners                                     $169,000       $155,000

    General partner                                        16,000         16,000
                                                         --------       --------

                                                         $185,000       $171,000
                                                         ========       ========

Limited partners' allocation per unit                    $   3.25       $   2.98
                                                         ========       ========


          See accompanying notes to Condensed Financial Statements
                                        3

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                    CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)


                                    Limited          General
                                    Partners         Partner             Total
                                  -----------       --------        -----------

Balances at December 31, 1995     $11,378,000       $ 91,000        $11,469,000

Net income                            169,000         16,000            185,000

Distributions                        (169,000)       (16,000)          (185,000)
                                  -----------       --------        -----------

Balances at March 31, 1996        $11,378,000       $ 91,000        $11,469,000
                                  ===========       ========        ===========





          See accompanying notes to Condensed Financial Statements

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS
            For the three month periods ended March 31, 1996 and 1995
                                   (Unaudited)



                                                              1996       1995
                                                          ----------   ---------
Cash flows from operating activities:

 Net income                                               $  185,000  $  171,000

 Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation                                                 58,000      62,000
 Decrease in accounts receivable                               7,000      13,000
 Decrease in accounts payable                                 (1,000)    (2,000)

     Total adjustments                                        64,000      73,000
                                                          ----------   ---------


 Net cash provided by operating activities                   249,000     244,000
                                                          ----------   ---------

Cash flows from financing activities:

 Distributions to partners                                  (185,000)  (185,000)
 Payments received on note receivables                         3,000      10,000
                                                          ----------   ---------

 Net cash used in financing activities                      (182,000   (175,000)
                                                          ----------   ---------

Net increase in cash and cash equivalents                     67,000      69,000

Cash and cash equivalents at the beginning of the period   1,630,000   1,115,000
                                                          ----------   ---------

Cash and cash equivalents at the end of the period        $1,697,000  $1,184,000
                                                          ==========  ==========



          See accompanying notes to Condensed Financial Statements

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

 3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1996

     The Partnership was formed to acquired and operate pizza restaurants. All twenty-three of the Partnership's restaurants were closed because of disappointing operating results. Of the twenty-three restaurants closed, four have been sold, three lease commitments have been terminated and fifteen facilities have been leased to unaffiliated third parties. The Partnership is continuing efforts to lease or sell its final closed restaurants (located in Coon Rapids, Minnesota) that has not yet been redeployed. This property may not be redeployable in the foreseeable future because of current market conditions.

Results of Operations
- ---------------------

     The Partnership's net income increased to $185,000 for the three months ended March 31, 1996 from $171,000 for the same period in 1995. The increase is primarily attributable to a decrease in cost associated with a property sold in the fourth quarter of 1995.

     Lease income increased $7,000 for the three months ended March 31, 1996 compared to the same period in 1995 primarily as the result of scheduled escalations in lease income. Included in lease income is approximately $17,000 and $26,000 for the three months ended March 31, 1995 and 1994, respectively, of additional lease income under a percentage rent feature with respect to incremental sales above specified levels.

     Cost of operations increased $5,000 for the three months ended March 31, 1996 over the same period in 1995 due to an increase in office expenses associated in operating the Partnership's leased properties.

     Idle facility expenses decreased $4,000 for the three months ended March 31, 1996 over the same period in the prior year, due to the sale of one of the Partnership's closed facilities in the fourth quarter of 1995.

Liquidity and capital resources
- -------------------------------

     For the three months ended March 31, 1996, the Partnership's activities generated cash flow of $249,000. This represents an increase over cash flow of $5,000 generated by the Partnership for the three months ended March 31, 1995. Cash flow from the Partnership's operations have been sufficient to meet all current obligations of the Company.

     For the three months ended March 31, 1996 the Partnership made a $3.25 distribution per Partnership unit.

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


                                           DATED: May 13, 1996
                                           QSR Income Properties, Ltd.,
                                           a California Limited Partnership

                                           BY:  /s/  B. Wayne Hughes
                                              -----------------------------
                                                B. Wayne Hughes
                                                General Partner