Form 10-Q
period 1996-06-30
QSR INCOME PROPERTIES LTD
filed 1996-08-13
CIK 783287

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    -------------

Commission File Number 0-15802
                       -------


          QSR Income Properties, Ltd., a California Limited Partnership
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        California                                              95-4084042
- -------------------------------                             -------------------
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




                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheets at June 30, 1996
         and December 31, 1995                                           2

         Condensed Statements of Operations for the three
         and six month periods ended June 30, 1996 and 1995              3

         Condensed Statement of Partners' Equity for the
         six months ended June 30, 1996                                  4

         Condensed Statements of Cash Flows for the six
         month periods ended June 30, 1996 and 1995                      5

         Notes to Condensed Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7

PART II. OTHER INFORMATION                                               8


                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                 June 30,         December 31,
                                                                   1996               1995
                                                            ------------------  ------------------
                                                                (Unaudited)
                                ASSETS


Cash and cash equivalents                                        $1,701,000          $1,630,000

Accounts receivable                                                  42,000              10,000

Notes receivable                                                    228,000             234,000

Facilities, net                                                   9,626,000           9,743,000
                                                            ------------------  ------------------

         Total assets                                           $11,597,000         $11,617,000
                                                            ==================  ==================

                   LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                   $147,000            $148,000

Partners' equity:

     Limited partners' equity, $500 per
       unit, 52,004 units authorized,
       issued and outstanding                                    11,359,000          11,378,000

     General partner's equity                                        91,000              91,000
                                                            ------------------  ------------------

     Total partners' equity                                      11,450,000          11,469,000
                                                            ------------------  ------------------

         Total liabilities and partners' equity                 $11,597,000         $11,617,000
                                                            ==================  ==================



       See accompanying notes to Condensed Financial Statements.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                              -----------------------------------  -----------------------------------
                                                     1996              1995              1996              1995
                                              ----------------     --------------  -----------------    --------------

REVENUE:
     Lease income                                   $265,000           $257,000          $553,000          $538,000

     Interest income                                  26,000             22,000            51,000            44,000
                                              ----------------     --------------  -----------------    --------------

                                                     291,000            279,000           604,000           582,000
                                              ----------------     --------------  -----------------    --------------

COSTS AND EXPENSES:

     Cost of operations                               36,000             38,000            72,000            69,000

     Depreciation and amortization                    59,000             63,000           117,000           125,000

     Idle facility costs                               5,000              9,000            13,000            21,000

     Partnership administrative expenses              24,000             26,000            50,000            53,000
                                              ----------------     --------------  -----------------    --------------

                                                     124,000            136,000           252,000           268,000
                                              ----------------     --------------  -----------------    --------------

NET INCOME                                          $167,000           $143,000          $352,000          $314,000
                                              ================     ==============  =================    ==============


Allocation of net income

     Limited partners                               $150,000           $127,000          $319,000          $282,000

     General partner                                  17,000             16,000            33,000            32,000
                                              ----------------     --------------  -----------------    --------------

                                                    $167,000           $143,000          $352,000          $314,000
                                              ================     ==============  =================    ==============

Limited partners' allocation per unit                  $2.88              $2.44             $6.13             $5.42
                                              ================     ==============  =================    ==============

       See accompanying notes to Condensed Financial Statements.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                    CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)




                                   Limited            General
                                  Partners            Partners          Total
                                 -----------        ----------       -----------


Balance at December 31, 1995     $11,378,000           $91,000       $11,469,000


Net income                           319,000            33,000           352,000


Distributions                       (338,000)          (33,000)        (371,000)
                                 -----------        ----------       -----------


Balance at June 30, 1996         $11,359,000           $91,000       $11,450,000
                                 ===========        ==========       ===========




       See accompanying notes to Condensed Financial Statements.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
             For the six month periods ended June 30, 1996 and 1995
                                   (Unaudited)


                                                                    1996                1995
                                                               ----------------   ----------------


Cash flows from operating activities:

   Net income                                                      $352,000           $314,000

   Adjustments to reconcile net income to net cash provided by operating activities


       Depreciation and amortization                               117,000             125,000
       (Increase) decrease in accounts receivable                  (32,000)             12,000
       (Decrease) increase in accounts payable                      (1,000)              9,000
                                                               ----------------   ----------------

           Total adjustments                                         84,000            146,000
                                                               ----------------   ----------------

           Net cash provided by operating activities                436,000            460,000
                                                               ----------------   ----------------

Cash flows from financing activities:


     Principal payments on notes receivable                           6,000             19,000
     Distributions paid to partners                                (371,000)          (371,000)
                                                               ----------------   ----------------

               Net cash used in financing activities               (365,000)          (352,000)
                                                               ----------------   ----------------

Net increase in cash and cash equivalents                            71,000            108,000

Cash and cash equivalents at the beginning of the period          1,630,000          1,115,000
                                                               ----------------   ----------------


Cash and cash equivalents at the end of the period               $1,701,000        $ 1,223,000
                                                               ================   ================

            See accompanying notes to Condensed Financial Statements.

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1996

     The Partnership was formed to acquire and operate pizza restaurants. All twenty-three of the Partnership's restaurants were closed because of disappointing operating results. Of the twenty-three restaurants closed, four have been sold, three lease commitments have been terminated and fifteen facilities have been leased to unaffiliated third parties. The Partnership is continuing efforts to lease or sell its final closed restaurant (located in Coon Rapids, Minnesota) that has not yet been redeployed. This property may not be redeployable in the foreseeable future because of current market conditions.

Results of Operations
- ---------------------

     The Partnership's net income for the three and six months ended June 30, 1996 increased $24,000 and $38,000, respectively, over the same periods in 1995. These increases are primarily attributable to increases in lease income and interest income, combined with decreases in idle facility costs and depreciation expense.
     Lease income for the three and six months ended June 30, 1996 increased $8,000 and $15,000, respectively, over the same periods in 1995 as the result of scheduled escalations in lease income. Included in lease income for the six month periods ended June 30, 1996 and 1995 is approximately $25,000 and $26,000, respectively, of additional lease income under a percentage rent feature with respect to incremental sales above specified levels.
     Cost of operations increased $3,000 for the six month period ended June 30, 1996 over the same period in 1995, due primarily to an increase in office expenses associated in operating the Partnership's leased properties. Cost of operations for the three month period ended June 30, 1996 decreased $2,000 compared to the same period in 1995.
     Idle facility costs decreased $4,000 and $8,000, respectively, for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. The decreases are primarily attributable to the sale of the Partnership's Iliff, Colorado property in November 1995.
     Depreciation expense decreased $4,000 and $8,000, respectively, for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. The decreases are primarily attributable to the sale of the Partnership's Iliff, Colorado property in November 1995.

Liquidity and capital resources
- -------------------------------

     For the six month period ended June 30, 1996, the Partnership's activities generated cash flow of $436,000. This represents a $24,000 decrease compared to the cash flow of $460,000 generated by the Partnership for the six month period ended June 30, 1995. Cash flow from the Partnership's operations have been sufficient to meet all current obligations of the Company.
     For the three month period ended June 30, 1996, the Partnership's distribution paid remained stable at $3.25 per Partnership unit, compared to the three months ended June 30, 1995.

PART II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6   Exhibits and Reports on Form 8-K

         a) Exhibits - the following exhibit is included herein:

              (27) Financial Data Schedule

         b) Reports on 8-K  -  None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DATED:     August 12, 1996

                                          QSR Income Properties, Ltd.,
                                          a California Limited Partnership

                                          BY: /s/ B. Wayne Hughes
                                              --------------------
                                              B. Wayne Hughes
                                              General Partner