Form 10-Q/A
period 1996-06-30
QSR INCOME PROPERTIES LTD
filed 1996-11-14
CIK 783287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q-A
                                  Amendment #1

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              --------------  ---------------

Commission File Number 0-15802
                       -------

          QSR Income Properties, Ltd., a California Limited Partnership
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        California                                               95-4084042
-------------------------------                              -------------------
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


                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.     Condensed Balance Sheets at June 30, 1996
            and December 31, 1995                                           2

            Condensed Statements of Operations for the three
            and six month periods ended June 30, 1996 and 1995              3

            Condensed Statement of Partners' Equity for the
            six months ended June 30, 1996                                  4

            Condensed Statements of Cash Flows for the six
            month periods ended June 30, 1996 and 1995                      5

            Notes to Condensed Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-8


PART II. OTHER INFORMATION                                                  9

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            CONDENSED BALANCE SHEETS


                                                                                    June 30,                December 31,
                                                                                      1996                      1995
                                                                               -------------------       -------------------
                                                                                  (Unaudited)
                                      ASSETS


     Cash and cash equivalents                                                    $     1,701,000            $     1,630,000

     Rent and other receivables                                                            42,000                     10,000

     Notes receivable                                                                     228,000                    234,000

     Facilities, at net realizable value                                                7,335,000                  9,743,000
                                                                               -------------------       --------------------

               Total assets                                                       $     9,306,000             $   11,617,000
                                                                               ===================       ====================


                         LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                             $       147,000             $      148,000

     Partners' equity:

          Limited partners' equity, $500 per
               unit, 52,004 units authorized,
               issued and outstanding                                                   9,092,000                 11,378,000

          General partner's equity                                                         67,000                     91,000
                                                                               -------------------       --------------------

          Total partners' equity                                                        9,159,000                 11,469,000
                                                                               -------------------       --------------------

               Total liabilities and partners' equity                             $     9,306,000             $   11,617,000
                                                                               ===================       ====================

           See accompanying notes to Condensed Financial Statements.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                              ----------------------------------------   ---------------------------------------
                                                     1996                 1995                 1996                 1995
                                              -------------------   ------------------   ------------------   ------------------

REVENUE:

     Lease income                               $        265,000       $      257,000      $       553,000     $        538,000

     Interest income                                      26,000               22,000               51,000               44,000
                                              -------------------   ------------------   ------------------   ------------------

                                                         291,000              279,000              604,000              582,000
                                              -------------------   ------------------   ------------------   ------------------

COSTS AND EXPENSES:

     Cost of operations                                   36,000               38,000               72,000               69,000

     Depreciation and amortization                             -               63,000               58,000              125,000

     Idle facility costs                                   5,000                9,000               13,000               21,000

     Partnership administrative expenses                  24,000               26,000               50,000               53,000
                                              -------------------   ------------------   ------------------   ------------------

                                                          65,000              136,000              193,000              268,000
                                              -------------------   ------------------   ------------------   ------------------

Net income before valuation provision                    226,000              143,000              411,000              314,000

Valuation provision to record facilities
     at net realizable value                         (2,350,000)                    -          (2,350,000)                    -
                                              -------------------   ------------------   ------------------   ------------------

NET (LOSS) INCOME                               $    (2,124,000)       $      143,000      $    (1,939,000)    $        314,000
                                              ===================   ==================   ==================   ==================

Allocation of net (loss) income

     Limited partners                           $    (2,118,000)       $      127,000      $    (1,949,000)    $        282,000

     General partner                                     (6,000)               16,000               10,000               32,000
                                              -------------------   ------------------   ------------------   ------------------

                                                $    (2,124,000)       $      143,000      $    (1,939,000)    $        314,000
                                              ===================   ==================   ==================   ==================

Limited partners' allocation per unit           $        (40.73)       $         2.44      $       (37.48)     $           5.42
                                              ===================   ==================   ==================   ==================

Limited partners' allocation per unit
     before valuation provision                 $          4.02        $         2.44      $         7.26      $           5.42
                                              ===================   ==================   ==================   ==================

           See accompanying notes to Condensed Financial Statements.
                                       3

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                    CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

                                                                        Limited             General
                                                                       Partners             Partners            Total
                                                                   --------------------------------------------------------

     Balance at December 31, 1995                                        $11,378,000             $91,000       $11,469,000

     Net (loss) income                                                    (1,949,000)              10,000       (1,939,000)

     Distributions                                                          (337,000)            (34,000)         (371,000)
                                                                    ------------------   -----------------  ----------------

     Balance at June 30, 1996                                             $9,092,000             $67,000        $9,159,000
                                                                   ==================   =================  ================

           See accompanying notes to Condensed Financial Statements.
                                       4

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
             For the six month periods ended June 30, 1996 and 1995
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                  ------------------------------------------
                                                                                         1996                   1995
                                                                                  -------------------     ------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss) income                                                          $    (1,939,000)          $     314,000


         Adjustments to reconcile net (loss) income to net cash provided by operating activities

              Depreciation and amortization                                                   58,000                125,000
              Provision to record facilities at net realizable value                       2,350,000                      -
              (Increase) decrease in accounts receivable                                     (32,000)                12,000
              (Decrease) increase in accounts payable                                         (1,000)                 9,000
                                                                                  -------------------     ------------------

                   Total adjustments                                                       2,375,000                146,000
                                                                                  -------------------     ------------------

                   Net cash provided by operating activities                                 436,000                460,000
                                                                                  -------------------     ------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from notes receivable                                                        6,000                 19,000
         Distributions paid to partners                                                     (371,000)              (371,000)
                                                                                  -------------------     ------------------

                   Net cash used in financing activities                                    (365,000)              (352,000)
                                                                                  -------------------     ------------------

    Net increase in cash and cash equivalents                                                 71,000                108,000

    Cash and cash equivalents at the beginning of the period                               1,630,000              1,115,000
                                                                                  -------------------     ------------------

    Cash and cash equivalents at the end of the period                               $     1,701,000          $   1,223,000
                                                                                  ===================     =================

            See accompanying notes to Condensed Financial Statments.
                                       5

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

4. In November 1995, the general partner decided to place the facility assets for sale and hired an investment banker to determine the valuation of the assets and solicit offers. Based on offers to buy the assets received in the second quarter of 1996, the general partner determined that the carrying value of the assets needs to be reduced by $2,350,000 to present the value of such assets at their net realizable value. Such valuation assumes costs to be incurred in the ordinary course of sale.

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

RESULTS OF OPERATIONS
---------------------

     The Partnership's net loss of $2,124,000 and $1,939,000 for the three and six months ended June 30, 1996, respectively, represent decreases in income of $2,267,000 and $2,253,000, respectively, compared to the net income for the three and six months ended June 30, 1995. Theses decreases are primarily attributable to a provision made in the second quarter of 1996 to record the carrying value of the Partnership's facility assets at their net realizable value. Excluding the valuation adjustment, the Partnership's net income for the three and six months ended June 30, 1996 increased $83,000 and $97,000, respectively, over the same periods in 1995. These increases are primarily attributable to increases in lease income and interest income, combined with decreases in idle facility costs and depreciation expense.

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

     Depreciation expense decreased $63,000 and $67,000, respectively, for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. The decreases are the result of the Partnership's properties being presented at net realizable value and the discontinuation of provisions for depreciation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     In November 1995, the general partner decided to place the facility assets for sale and hired an investment banker to determine the valuation of the assets and solicit offers. Based on offers to buy the assets received in the second quarter of 1996, the general partner determined that the carrying value of the assets needs to be reduced by $2,350,000 to present the value of such assets at their net realizable value. Such valuation assumes costs to be incurred in the ordinary course of sale.

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


                                             DATED:     November 14, 1996

                                             QSR Income Properties, Ltd.,
                                             a California Limited Partnership

                                             BY: /s/ B. Wayne Hughes
                                                 -------------------
                                                 B. Wayne Hughes
                                                 General Partner