Form 10-Q
period 1996-09-30
QSR INCOME PROPERTIES LTD
filed 1996-11-14
CIK 783287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 1996

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
             (Exact name of registrant as specified in its charter)


        California                                             95-4084042
--------------------------------                         ---------------------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                             Identification No.)


                 701 Western Avenue, Glendale, California 91201
                ------------------------------------------------
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


                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.     Condensed Balance Sheets at September 30, 1996
            and December 31, 1995                                           2

            Condensed Statements of Operations for the three
            and nine month periods ended September 30, 1996 and 1995        3

            Condensed Statement of Partners' Equity for the
            nine months ended September 30, 1996                            4

            Condensed Statements of Cash Flows for the nine
            month periods ended September 30, 1996 and 1995                 5

            Notes to Condensed Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-8


PART II. OTHER INFORMATION                                                  9

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            CONDENSED BALANCE SHEETS



                                                                                 September 30,              December 31,
                                                                                      1996                      1995
                                                                               -------------------       --------------------
                                                                                  (Unaudited)
                                      ASSETS

     Cash and cash equivalents                                                    $     1,775,000            $     1,630,000

     Rent and other receivables                                                            13,000                     10,000

     Notes receivable                                                                     212,000                    234,000

     Facilities, at net realizable value                                                7,335,000                  9,743,000
                                                                               -------------------       --------------------

               Total assets                                                       $     9,335,000             $   11,617,000
                                                                               ===================       ====================


                         LIABILITIES AND PARTNERS' EQUITY

     Accounts payable                                                            $        141,000           $        148,000

     Partners' equity:

          Limited partners' equity, $500 per
               unit, 52,004 units authorized,
               issued and outstanding                                                   9,126,000                 11,378,000

          General partner's equity                                                         68,000                     91,000
                                                                               -------------------       --------------------

          Total partners' equity                                                        9,194,000                 11,469,000
                                                                               -------------------       --------------------

               Total liabilities and partners' equity                             $     9,335,000             $   11,617,000
                                                                               ===================       ====================
           See accompanying notes to Condensed Financial Statements.
                                       2

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,
                                              ----------------------------------------   ---------------------------------------
                                                     1996                 1995                 1996                 1995
                                              -------------------   ------------------   ------------------   ------------------

REVENUE:

     Lease income                               $        267,000        $     257,000       $      820,000      $       795,000


     Interest income                                      26,000               20,000               77,000               64,000
                                              -------------------   ------------------   ------------------   ------------------

                                                         293,000              277,000              897,000              859,000
                                              -------------------   ------------------   ------------------   ------------------

COSTS AND EXPENSES:

     Cost of operations                                   34,000               35,000              106,000              104,000

     Depreciation and amortization                             -               62,000               58,000              187,000

     Idle facility costs                                  14,000               10,000               27,000               31,000

     Partnership administrative expenses                  25,000               18,000               75,000               71,000
                                               -------------------   ------------------   ------------------   ------------------

                                                          73,000              125,000              266,000              393,000
                                              -------------------   ------------------   ------------------   ------------------

Net income before valuation provision                    220,000              152,000              631,000              466,000

Valuation provision to record facilities
     at net realizable value                                   -                    -          (2,350,000)                    -
                                              -------------------   ------------------   ------------------   ------------------

NET INCOME (LOSS)                               $        220,000        $     152,000     $    (1,719,000)      $       466,000
                                              ===================   ==================   ==================   ==================


Allocation of net income (loss)

     Limited partners                           $        203,000        $     135,000    $     (1,746,000)      $       417,000

     General partner                                      17,000               17,000              27,000                49,000
                                              -------------------   ------------------   ------------------   ------------------

                                                $        220,000        $     152,000    $     (1,719,000)      $       466,000
                                              ===================   ==================   ==================   ==================

Limited partners' allocation per unit           $           3.90        $        2.60    $         (33.57)      $          8.02
                                              ===================   ==================   ==================   ==================

Limited partners' allocation per unit
     before valuation provision                 $           3.90        $        2.60    $           11.16      $          8.02
                                              ===================   ==================   ==================   ==================

           See accompanying notes to Condensed Financial Statements.
                                       3


                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                    CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)


                                                                        Limited             General
                                                                       Partners             Partners            Total
                                                                   --------------------------------------------------------

     Balance at December 31, 1995                                        $11,378,000             $91,000       $11,469,000

     Net (loss) income                                                    (1,746,000)             27,000        (1,719,000)

     Distributions                                                          (506,000)            (50,000)         (556,000)
                                                                   ------------------   -----------------  ----------------

     Balance at September 30, 1996                                        $9,126,000             $68,000        $9,194,000
                                                                   ==================   =================  ================

           See accompanying notes to Condensed Financial Statements.
                                       4

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
          For the nine month periods ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                  ------------------------------------------
                                                                                         1996                   1995
                                                                                  -------------------     ------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss) income                                                          $    (1,719,000)            $   466,000


         Adjustments to reconcile net (loss) income to net cash provided by operating activities

              Depreciation and amortization                                                   58,000                187,000

              Provision to record facilities at net realizable value                       2,350,000                      -

              (Increase) decrease in accounts receivable                                      (3,000)                 7,000

              (Decrease) increase in accounts payable                                         (7,000)                17,000
                                                                                  -------------------     ------------------

                   Total adjustments                                                       2,398,000                211,000
                                                                                    -------------------     ------------------

                   Net cash provided by operating activities                                 679,000                677,000
                                                                                    -------------------     ------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from notes receivable                                                       22,000                 28,000

         Distributions paid to partners                                                     (556,000)              (557,000)
                                                                                    -------------------     ------------------

                   Net cash used in financing activities                                    (534,000)              (529,000)
                                                                                    -------------------     ------------------

    Net increase in cash and cash equivalents                                                145,000                148,000


    Cash and cash equivalents at the beginning of the period                               1,630,000              1,115,000
                                                                                    -------------------     ------------------

    Cash and cash equivalents at the end of the period                               $     1,775,000            $ 1,263,000
                                                                                    ===================     =================

           See accompanying notes to Condensed Financial Statements.
                                       5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

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

5. In September 1996, the general partner entered into an agreement to sell the assets of the Partnership for $7,721,000 to US Restaurants Properties Operating Partnership ("USV"). The transaction, which is subject to adjustment and certain contingencies, including, but not limited to, the approval of the transaction by a majority of the limited partners of the Partnership, is expected to close in the fourth quarter of 1996 or the first quarter of 1997. As consideration for the sale, the limited partners of the Partnership will receive a distribution of the publicly traded partnership units of USV in a liquidating distribution upon close of the transaction.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1996

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

RESULTS OF OPERATIONS
---------------------

     The Partnership's net loss of $1,719,000 for the nine months ended September 30, 1996 represents a decrease in income of $2,185,000 compared to the net income for the nine months ended September 30, 1995. This decrease is primarily attributable to a provision made in the second quarter of 1996 to record the carrying value of the Partnership's facility assets at their net realizable value. Excluding the valuation adjustment, the Partnership's net income for the three and nine months ended September 30, 1996 increased $68,000 and $165,000, respectively, over the same periods in 1995. These increases are primarily attributable to increases in lease income and interest income, combined with a decrease in depreciation expense, partially offset by an increase in administrative expense.

     Lease income for the three and nine months ended September 30, 1996 increased $10,000 and $25,000, respectively, over the same periods in 1995, as a result of scheduled escalations in lease income. Included in lease income for the nine month periods ended September 30, 1996 and 1995 is approximately $28,000 and $26,000, respectively, of additional lease income under a percentage rent feature with respect to incremental sales above specified levels.

     Cost of operations increased $2,000 for the nine month period ended September 30, 1996 over the same period in 1995, due primarily to an increase in office expenses associated in operating the Partnership's leased properties. Cost of operations for the three month period ended September 30, 1996 decreased $1,000 compared to the same period in 1995.

     Idle facility costs decreased $4,000 for the nine month period ended September 30, 1996 compared to the same period in 1995. The decrease is primarily attributable to the sale of the Partnership's Iliff, Colorado property in November 1995. Idle facility costs increased $4,000 for the three month period ended September 30, 1996 compared to the same period in 1995. This increase is primarily attributable to an increase in repairs and maintenance expense.

     Depreciation expense decreased $62,000 and $129,000, respectively, for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995. The decreases are the result of the Partnership's properties being presented at net realizable value and the discontinuation of provisions for depreciation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the nine month period ended September 30, 1996, the Partnership's activities generated cash flow of $679,000. This represents a $2,000 increase compared to the cash flow of $677,000 generated by the Partnership for the nine month period ended September 30, 1995. Cash flow from the Partnership's operations have been sufficient to meet all current obligations of the Company.

     For the three month period ended September 30, 1996, the Partnership's distribution paid remained stable at $3.25 per Partnership unit, compared to the three months ended September 30, 1995.

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

     In September 1996, the general partner entered into an agreement to sell the assets of the Partnership for $7,721,000 to US Restaurants Properties Operating Partnership ("USV"). The transaction, which is subject to adjustment and certain contingencies, including, but not limited to, the approval of the transaction by a majority of the limited partners of the Partnership, is expected to close in the fourth quarter of 1996 or the first quarter of 1997. As consideration for the sale, the limited partners of the Partnership will receive a distribution of the publicly traded partnership units of USV in a liquidating distribution upon close of the transaction.

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