Form 10-K405
period 1996-12-31
QSR INCOME PROPERTIES LTD
filed 1997-03-28
CIK 783287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                              ---------   ------------

Commission File Number 0-15802
                       -------

                           QSR INCOME PROPERTIES, LTD.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                California                                      95-4084042
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

701 Western Avenue, Suite 200
     Glendale, California                                     91201
---------------------------------------     -----------------------------------
Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class         Name of each exchange
                                            on which registered
                     NONE                          NONE
                     ----                          ----

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

                                    Yes X  No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          --
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                                      ----

                                     PART I

ITEM 1.   Business.
          ---------
          QSR Income Properties, Ltd. (the "Partnership") is a publicly held limited partnership organized on November 1, 1985 under the California Revised
Limited Partnership Act. Commencing in June 1986, 100,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was terminated on April 30, 1987 after the sale of 52,004 Units.

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

          In 1988, Rocky Rococo and the Partnership discontinued operations in various markets because the restaurants in those markets had not operated profitably. All 23 of the Partnership's restaurants were closed because of disappointing operating results between 1988 and 1990. As of December 31, 1996, the Partnerships' facilities have been leased (or subleased) to unaffiliated restaurant operators.

          In 1996 the Partnership incurred $32,000 of holding expenses for a closed restaurant. This facility was redeployed in December 1996.

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

          In November 1995, the general partner decided to place the facility assets for sale and hired an investment banker to determine the valuation of the assets and solicit offers. Based on offers to buy the assets received, the general partner determined that the carrying value of the restaurant facilities needed to be reduced to present the value of such assets at their net realizable value. Consequently, the Partnership wrote-down the carrying value of its restaurant facilities which resulted in a charge to income of $2,350,000 for the year ended December 31, 1996.

         On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP, a Delaware limited partnership and US Restaurant Properties Operating LP, a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRP Operating LP for $7,571,234 and certain of its notes receivable at a price which provides USRP Operating LP with a 13.5% yield. USRP Operating LP will pay for the purchase of the assets with limited partnership units of USRP Master LP. USRP Master LP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV".

         The transaction which is subject to certain contingencies, including approval by the limited partners of the Partnership is expected to close in the first half of 1997. The transaction is expected to be tax-free for most limited partners. After the sale of the Partnership assets, the Partnership expects to liquidate, distributing to the Unitholders the limited partnership interests in USRP Master LP and any cash reserves.

ITEM 2.   Properties.
          -----------

          The Partnership had developed and operated 23 restaurant properties through June 1988.

          The Partnership transferred or otherwise terminated its ownership or leasehold interests in seven of its 23 properties. Of the 16 closed properties that continued to be owned or leased by the Partnership, all have been leased or subleased to unaffiliated operators. The following table sets forth information as of December 31, 1996, concerning the 16 restaurant properties (each having from 2,800 to 3,450 square feet of restaurant space) that continue to be owned or leased by the Partnership:


                                  Size of
                                  Parcel            Date of                   Date                   Date Lease
  Location                       (Sq. Ft.)         Purchase                  Leased                    Expires
------------------------        -----------     ----------------         ---------------           ---------------
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

7863 U.S. 31 S.
Greenwood, IN                      37,400        March 12, 1987            November 1990             November 2005

9755 E. Washington St.
Indianapolis, IN                   45,000        July 13, 1987             February 1989             February 2004

315 College Mall Rd.
Bloomington, IN                    43,500        Land Lease                October 1989              October 2004

909 W. McGalliard
Muncie, IN                         23,800        October 1, 1987           September 1989            June 2007



                                  Size of
                                  Parcel            Date of                   Date                   Date Lease
  Location                       (Sq. Ft.)         Purchase                  Leased                    Expires
------------------------        -----------     ----------------         ---------------           ---------------
COLORADO
9200 Arapahoe Rd.
Green Village, CO                  36,100        June 23, 1986             September 1990            September 2010

MINNESOTA

5101 W. 98th St.
Bloomington, MN                    43,600        Land Lease                September 1989            September 2003

2880 Coon Rapids Blvd.
Coon Rapids, MN                    60,000        May 15, 1987              December 1996             December 1999

2130 & Cliff Rd.
Eagan, MN                          59,800        May 1, 1987               August 1989               May 2003


MISSOURI

100 Old Sugar Creek Rd.
Fenton, MO                         32,500        September 16, 1987        June 1989                 June 2001

8071 Manchester Rd.
Brentwood, MO                      31,200        Land Lease                September 1991            September 1999
ILLINOIS

1617 N. Belt West
Bellville, IL                      49,800        November 7, 1986          December 1989             December 2001

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

235 S. Bolingbrook Dr.
Bolingbrook, IL                    23,800        January 21, 1988          September 1989            September 2003

6820 E Northwest Hwy.
Crystal Lake, IL                   62,000        December 14, 1987         October 1989              March 1999


WISCONSIN

7411 122nd Ave.
Bristol (Kenosha), WI              43,700        December 30, 1986         April 1993                December 2003

          Set forth below are summaries of the 16 facilities currently leased to unaffiliated operators.

          The restaurant located at 3846 Lafayette in Indianapolis, Indiana, which is owned by the Partnership, has been leased on a triple net basis to a Midwest pizza chain at a rate of $74,000 per year. The lease also includes a percentage rent feature with respect to incremental sales above specified levels. The lease has a term of 15 years, with two five-year renewal options.

          The restaurant located at 7863 U.S. 31 South in Greenwood, Indiana, which is owned by the Partnership, has been leased to a restaurant chain for $85,000 per year. This lease provides for a 15% increase in rent every five years with two five-year renewal options.

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

          The restaurant in Muncie, Indiana, which is owned by the Partnership, was leased to a restaurant chain at a rate of $58,000 per year. The lease became effective in September 1989 and provides for a 10% increase in base rent every five years with four five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels. The restaurant located at 9200 Arapahoe Road in Green Village, Colorado, which is owned by the Partnership, has been leased to a restaurant chain for $83,000 per year. This lease provides for a 15% increase in rent every five years with one eight-year renewal option.

          The restaurant located in Bloomington, Minnesota, which located on land leased by the Partnership, has been subleased to a restaurant chain for a gross rental of $82,000 ($47,000 net to the Partnership) per year. The Partnership, in its capacity as lessee, is currently paying $35,000 to the ground lessor. The sublease allows the Partnership to sell its leasehold interest at any time, although the sub-tenant has been granted a right of first refusal for any sale transaction. The terms of the sublease provide for a 9% increase in base rent every three years with two five-year renewal options. The lease also includes a percentage rent feature with respect to incremental sales above specified levels.

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

          The restaurant located at 500 S. Illinois Street in Belville, Illinois, which is owned by the Partnership, has been leased to a restaurant chain, at a rate of $68,000 per year. This lease provides for a 15% increase in base rent every five years with two five year renewal options.

          The restaurant located at 8071 Manchester Road in Brentwood, Missouri, which is located on land leased by the Partnership, has been subleased to a restaurant chain at a rate of $48,000 ($6,000 net to the Partnership) per year. The lease expires in September 1996 and provides for two three-year and one two year renewal options. The lessee has exercised one of their three-year options extending the lease term to September 1999.

          The restaurant located at 7411 122nd Avenue in Kenosha, Wisconsin, which is owned by the Partnership, has been leased to a restaurant chain for $36,000 per year. The lease provides for a 10% increase in base rent every four years with one five-year renewal option.

          The restaurant located at 2880 Coon Rapids in Coon Rapids, Minnesota, which is owned by the Partnership, has been leased to a restaurant chain for $29,450 per year. The lessee has an option to purchase the property. The exercise price is $300,000 for the first year of the lease term and increases to $325,000 in the second year and $350,000 in the third year. The lease expires December 1999.

ITEM 3.   Legal Proceedings.
          -----------------

          No material legal proceedings are pending against the Partnership.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. Market for the Partnership's Common Equity and Related Stockholder Matters.
          ------------------------------------------------------------------

          No public trading market exists for the units of limited partnership interest.

          Exclusive of the general partner's interest in the Partnership, as of December 31, 1996, there were approximately 3,026 record holders of Units.

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

          The aggregate amount of distributions paid to the limited and general partners in each year since inception of the Partnership were as follows:


                             Limited               General
                            Partners               Partner               Total
                         ------------            ----------        ------------
         1986            $     32,000           $     3,000       $      35,000
         1987                 451,000                43,000             494,000
         1988                 390,000                16,000             406,000
         1989                 520,000                 5,000             525,000
         1990                 520,000                 5,000             525,000
         1991               1,495,000               147,000           1,642,000
         1992                 520,000                51,000             571,000
         1993                 520,000                51,000             571,000
         1994               1,834,000               179,000           2,013,000
         1995                 676,000                66,000             742,000
         1996                 676,000                66,000             742,000
                         ------------            ----------        ------------

         Total             $7,634,000              $632,000          $8,266,000
                           ==========              ========          ==========

          During February 1997, the Partnership made a one-time  distribution of
cash  reserves.   Each  limited   partner   received  $26.00  per  unit  in  the
distribution.

          Because of the Partnership's disappointing operating results, the General Partners waived their incentive distributions associated with the Partnership's distributions to Limited Partners from the second quarter of 1988 through fourth quarter 1990.

          The general partner has an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recover all of their investment, regardless of source. Thereafter, the general partner has a 25% interest in all cash distributions (including sale and financing proceeds). At December 31, 1996 cumulative distributions to limited partners were $7,634,000; accordingly $18,368,000 of additional distributions are required to be made to the limited partners for the limited partners to recover their capital contributions.

ITEM 6.   Selected financial data.
          -----------------------

                                                               Year ended December 31,
                                            ----------------------------------------------------------------------------
                                              1996             1995              1994             1993              1992
                                            --------          -------           -------          -------           -----

                                                            (In thousands, except per unit amounts)
Operating data
Lease income                                $1,095           $1,062            $1,023             $949            $1,034

Interest income                                105               88               110               60                79

Write-down of restaurant facilities         (2,350)            (400)              -                -                 -

Loss on sale of real estate facility          -                (406)              -                -                 -

Net (loss) income                           (1,484) (3)        (180)              618              373               463

  Limited partners' share                   (1,528)            (237)              453              324               412

  General partner's share                       44               57               165               49                51

Limited partners' per unit data (1):

  Net (loss) income                       $ (29.38) (3)     $ (4.55)           $ 8.71           $ 6.23            $ 7.92

  Cash distributions                         13.00            13.00             35.25 (2)        10.00             10.00


Balance Sheet
-------------

Assets                                      $9,400          $11,617           $13,971          $13,971           $14,083
Partners' equity                             9,243           11,469            13,786           13,786            13,984

 (1) Per unit data is based on 52,004 limited partnership units outstanding during the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

 (2) Includes a special distribution per unit of $25.25 in 1994 to distribute excess cash reserves.

 (3) Based upon offers to purchase the Partnership's properties received in 1996, the general partner determined that the carrying value of the Partnership's real estate assets should be decreased by $2,350,000 to value such real estate assets at their net realizable value. The result of offsetting this revaluation provision against the $866,000 of net income from operations before such revaluation provision for the year of 1996 is a net loss from operations for such period of $1,484,000. A net loss of $1,528,000 has been allocated to the limited partners, resulting in a loss allocation of $29.38 per unit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

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

          As of December 31, 1988, the Partnership had acquired or entered into leases for 23 properties, all of which had been fully improved. The total cost of developing the Partnership's 23 restaurant facilities was $18,231,000, which was funded entirely through offering proceeds.

          During 1988 through 1990, the Partnership's 23 restaurants were closed because they were not operating profitably. (See Item 1 above for additional information regarding the closing of the Partnership's restaurants.)

          As of December 31, 1996, The remaining 16 facilities have been redeployed by leasing the facilities to third party tenants.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

          The Partnership's net income decreased $1,304,000 from a loss of $180,000 in 1995 to a loss of $1,484,000 in 1996. The decrease is primarily attributable to a write-down of $2,350,000 to record the carrying value of the Partnership's facilities at their net realizable value (see below). Excluding the write-down of restaurant facilities in 1996 and 1995, and the loss on sale of a real estate facility in 1995, the Partnership's net income increased $240,000 in 1996 over 1995. The increase was due to increase in lease income and interest income combined with a decrease in depreciation expense.

          Lease income increased $33,000 or 3% from $1,062,000 in 1995 to $1,095,000 in 1996 due to scheduled escalations in lease income. Included in lease income in 1996 and 1995 is approximately $17,000 and $26,000, respectively, of additional lease income under a percentage of rent feature with respect to incremental sales above specified levels.

          Interest income increased $17,000 from $88,000 in 1995 to $105,000 in 1996 due to an increase in invested cash balances in 1996 compared to 1995.

          Depreciation expense decreased $190,000 in 1996 compared to 1995 as the result of the Partnership's properties being carried at net realizable value and the discontinuation of provisions for depreciation subsequent to the first quarter of 1996.

          Idle facility cost decreased $14,000 from 1995 to 1996 due to cost incurred on one closed facility in 1996 compared to two closed facilities in 1995. At December 31, 1996 all facilities have been redeployed.

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

          Interest income decreased $22,000 from $110,000 in 1994 to $88,000 in 1995 due to a decrease in invested cash balances in 1995 compared to 1994. The decrease in invested cash balances is due to a special distribution in December 1994 of $1,422,000.

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

LIQUIDITY AND CAPITAL RESOURCES:

          For the year ended December 31, 1996, the Partnership's leasing activities generated cash flow of $922,000. Cash flow from the Partnership's leasing activities have been sufficient to meet all current obligations of the Partnership.

          Management expects to continue to fund capital expenditures and quarterly distributions to partners from operating cash flow.

          In connection with the leases signed, the Partnership sold the equipment and furnishings of each facility to the lessee. In connection with these sales, the Partnership received promissory notes that are fully amortized over nine years, accrue interest at 8.5%, and require annual aggregate principal installments of approximately $40,000. These notes mature in 1998 through 2000.

PROPOSED SALE OF ASSETS

          In November 1995, the general partner decided to place the facility assets for sale and hired an investment banker to determine the valuation of the assets and solicit offers. Based on offers to buy the assets received, the general partner determined that the carrying value of the assets needed to be reduced by $2,350,000 to present the value of such assets at their net realizable value. Such valuation assumes costs to be incurred in the ordinary course of sale.

          On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP, a Delaware limited partnership and US Restaurants Properties Operating LP, a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRP Operating LP for $7,571,234 and certain of its notes receivable at a price which provides USRP Operating LP with a 13.5% yield. USRP Operating LP will pay for the purchase of the assets with limited partnership units of USRP Master LP. USRP Master LP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV".

          The transaction which is subject to certain contingencies, including approval by the limited partners of the Partnership is expected to close in the first half of 1997. The transaction is expected to be tax-free for most limited partners. After the sale of the Partnership's assets, the Partnership expects to liquidate, distributing to the Unitholders the limited partnership interests in USRP Master LP and any cash reserves.

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

          The Partnership's general partner is Mr. B. Wayne Hughes, age 63. Mr. Hughes manages and makes investment decisions for the Partnership. Mr. Hughes has been a director of Public Storage, Inc. ("PSI"), a real estate investment trust ("REIT"), since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Since 1990, Mr. Hughes has been Chairman of the Board and Chief Executive Officer Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public
Storage Properties XX, Inc., (collectively, the Public Storage Properties REITs"), REITs organized by affiliates of PSI. Mr. Hughes has been active in the real estate investment field during the past 26 years.

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

ITEM 11.  Executive Compensation.
          -----------------------

          The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its general partner and affiliates.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------
          (a) As of the date hereof, no person is known by the Partnership to own beneficially more than 5% of the units of limited partnership interest.
          (b)  The Partnership has no officers and directors.

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

ITEM 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          The Limited Partnership Agreement provides that the general partner will be entitled to cash incentive distributions in an amount equal to (i) 8% of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. Because of the Partnership's disappointing operating results, the General Partners waived their incentive distributions associated with the Partnership's distributions to Limited Partners from the second quarter of 1988 through fourth quarter 1990. In 1996, the General Partner received $59,000 in incentive distributions and $7,000 with respect to his capital contributions.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------
     (a)  List of Documents filed as part of the Report.

          1. Financial Statements:
             See Index to Financial Statements and Financial Statement Schedule.

          2. Financial Statement Schedules:
             See Index to Financial Statements and Financial Statement Schedule.

          3. Exhibits:
             (27) Financial Data Schedule

     (b)  Reports on Form 8-K:
             No reports on Form 8-K were filed during the last quarter of fiscal 1996.

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


                                           QSR INCOME PROPERTIES, LTD.,
                                           a California Limited Partnership




Dated:  March 26, 1997                     By:  \s\ B.Wayne Hughes
                                                ------------------
                                                B. Wayne Hughes
                                                General Partner


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacity and on the date indicated.

Signature                  Capacity                                 Date
-------------------      --------------------                  ----------------
\s\ B. Wayne Hughes
-------------------        General Partner                       March 26, 1997
B. Wayne Hughes

                        QSR INCOME PROPERTIES, LTD.,
                        A California Limited Partnership

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                     Page
                                                                   Reference
                                                                   ----------

Report of Independent Auditors                                       F-1

Financial Statements and Schedules:

         Balance sheets as of December 31, 1996 and 1995             F-2

For the years ended December 31, 1996, 1995 and 1994:

         Statements of Operations                                    F-3

         Statements of Partners' Equity                              F-4

         Statements of Cash Flows                                    F-5

         Notes to Financial Statements                            F-6 - F-10

Schedule:

         III - Real Estate and Accumulated Depreciation           F-11 - F-12





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

                         Report of Independent Auditors





The Partners
QSR Income Properties, Ltd.,
a California Limited Partnership


We have audited the accompanying balance sheets of QSR Income Properties, Ltd., a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QSR Income Properties, Ltd., a California Limited Partnership, at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           ERNST & YOUNG LLP




March 18, 1997
Los Angeles, California

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                                    1996                   1995
                                                                                ----------             ----------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                       $1,816,000             $1,630,000

Accounts receivable                                                                  1,000                 10,000

Notes receivable                                                                   202,000                234,000

Restaurant facilities, net                                                       7,335,000              9,743,000

Other assets                                                                        46,000                 -
                                                                                ----------             ----------
                                                                                $9,400,000            $11,617,000
                                                                                ==========            ===========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                  $157,000               $148,000


Partners' equity:

   Limited partners' equity,                                                     9,174,000             11,378,000
     $500 per unit, 100,000 units authorized,
     52,004 units issued and outstanding

   General partner equity                                                           69,000                 91,000
                                                                                ----------             ----------

       Total partners' equity                                                    9,243,000             11,469,000
                                                                                ----------             ----------

                                                                                $9,400,000            $11,617,000
                                                                                ==========            ===========

                             See accompanying notes.
                                       F-2


                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994


                                                               1996                    1995                   1994
                                                          -------------            ------------            -----------

REVENUES:

  Lease income                                             $  1,095,000             $ 1,062,000            $ 1,023,000

  Interest income                                               105,000                  88,000                110,000
                                                          -------------            ------------            -----------

                                                              1,200,000               1,150,000              1,133,000
                                                          -------------            ------------            -----------

COSTS AND EXPENSES:

  Cost of operations                                            141,000                 140,000                136,000

  Depreciation                                                   58,000                 248,000                249,000

  Idle facility cost                                             32,000                  46,000                 36,000

  Write-down of restaurant facilities                         2,350,000                 400,000                  -

  Administrative expense                                        103,000                  90,000                 94,000
                                                          -------------            ------------            -----------

                                                              2,684,000                 924,000                515,000
                                                          -------------            ------------            -----------

Net (loss) income before loss on sale of
   real estate facility                                      (1,484,000)                226,000                618,000

Loss on sale of real estate facility                                  -                (406,000)                 -
                                                          -------------            ------------            -----------

NET (LOSS) INCOME                                          $ (1,484,000)            $  (180,000)           $   618,000
                                                          =============            =============           ===========


Allocation of net (loss) income:

  Limited partners                                         $ (1,528,000)            $  (237,000)           $   453,000

  General partner                                                44,000                  57,000                165,000
                                                          -------------            ------------            -----------

                                                           $ (1,484,000)            $  (180,000)           $   618,000
                                                          =============            =============           ===========

Limited partners' allocation per unit                      $    (29.38)             $     (4.55)           $      8.71
                                                          =============            =============           ===========

                             See accompanying notes.
                                       F-3

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                     STATEMENTS OF PARTNERS' EQUITY For the
                  years ended December 31, 1996, 1995 and 1994


                                                             Limited                  General
                                                            Partners                  Partner                 Total
                                                         -------------            -------------          -------------
Balances at December 31, 1993                             $13,672,000              $  114,000             $13,786,000

Net income                                                    453,000                 165,000                 618,000

Distributions                                              (1,834,000)               (179,000)             (2,013,000)
                                                        -------------            -------------          -------------

Balances at December 31, 1994                              12,291,000                 100,000              12,391,000

Net (loss) income                                            (237,000)                 57,000                (180,000)

Distributions                                                (676,000)                (66,000)               (742,000)
                                                        -------------            -------------          -------------

Balances at December 31, 1995                              11,378,000                  91,000              11,469,000

Net (loss) income                                          (1,528,000)                 44,000              (1,484,000)

Distributions                                                (676,000)                (66,000)               (742,000)
                                                        -------------            -------------          -------------

Balances at December 31, 1996                             $ 9,174,000              $   69,000             $ 9,243,000
                                                        =============            =============          =============


                             See accompanying notes.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                          STATEMENTS OF CASH FLOWS For
                the years ended December 31, 1996, 1995 and 1994


                                                                1996                   1995               1994
                                                            -------------          -------------      ------------

Cash flows from operating activities:

Net (loss) income                                         $  (1,484,000)          $  (180,000)          $618,000

Adjustments to reconcile net(loss) income to net cash provided by operating activities:

    Loss on sale of real estate facility                        -                     406,000             -
    Depreciation                                                 58,000               248,000            249,000
    Write-down of restaurant facilities                       2,350,000               400,000             -
    Decrease (increase) in accounts receivable                    9,000                 5,000             (5,000)
    Increase in other assets                                    (46,000)               -                  -
    Increase (decrease) in accounts payable                       9,000               (11,000)           (26,000)
                                                            -------------          -------------      ------------

        Total adjustments                                     2,380,000             1,048,000            218,000

        Net cash provided by operating activities               896,000               868,000            836,000
                                                            -------------          -------------      ------------

Cash flows from investing activities:

    Proceeds from sale of real estate facility                   -                    352,000              -
    Principal payments on notes receivable                       32,000                37,000             56,000
                                                            -------------          -------------      ------------

        Net cash provided by investing activities                32,000               389,000             56,000
                                                            -------------          -------------      ------------

Cash flows from financing activities:

    Distributions paid to partners                             (742,000)             (742,000)        (2,013,000)
                                                            -------------          -------------      ------------

        Net cash used for financing activities                 (742,000)             (742,000)        (2,013,000)
                                                            -------------          -------------      ------------

Net increase (decrease) in cash  and cash equivalents           186,000               515,000         (1,121,000)

Cash and cash equivalents at  the beginning of the year       1,630,000             1,115,000          2,236,000
                                                            -------------          -------------      ------------

Cash and cash equivalents at the end of the year             $1,816,000            $1,630,000         $1,115,000
                                                            =============          =============      ============

                             See accompanying notes.
                                       F-5

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.        Summary of Significant Accounting Policies and Partnership Matters

          Description of Partnership
          --------------------------
               QSR Income Properties, Ltd., a California Limited Partnership (the "Partnership"), was formed in November 1985 to acquire, own and operate Rocky Rococo Restaurants. The offering terminated on April 30, 1987 with 52,004 units issued and outstanding, which resulted in $26,002,000 of limited partner funds being raised. During 1989, the limited partners approved the resignation of Madison Pizza Corporation ("MPC") as Corporate General Partner and the designation of B. Wayne Hughes, the Individual General Partner, to succeed to the Corporate General Partner's interest.

               The Partnership operated its facilities as Rocky Rocco pizza restaurants until 1988. During 1988, the General Partners decided to discontinue restaurant operations because the restaurants had not operated profitably. The Partnership currently leases its facilities to unaffiliated third parties.

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

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996 and based on current circumstances, the Partnership wrote-down the carrying value of its real estate facilities to net realizable values (see footnote 4).

          Other Assets
          ------------
               Other assets at December 31, 1996 represent primarily capitalized costs associated with the proposed sale of the Partnership assets in 1997 (see footnote 4). The amounts will be expensed in 1997 upon consummation of the sale.

          Distributions
          -------------

               Cash distributions per unit were $13.00, $13.00, and $35.25 for the years ended December 31, 1996, 1995 and 1994, respectively.
          Incentive distributions to the General Partner amounted to $59,000, $59,000 and $161,000 for 1996, 1995 and 1994, respectively.

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

          Use of Estimates
          ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Reclassifications
          -----------------
               Certain   reclassifications  have  been  made  to  the  financial
          statements for the years ended December 31, 1995 and 1994 in order to conform with the 1996 presentation.

2.        Cash and Cash Equivalents

               The Partnership  considers all highly liquid  investments  with a
          maturity  of  three   months  or  less  when   purchased  to  be  cash
          equivalents.

3.        Notes Receivable

               As of September 30, 1988, Rocky Rococo Corporation ("RRC"), an affiliate of MPC, owed the Partnership approximately $275,000, which comprised $205,000 in unearned management fees and $70,000 in certain other advances. As RRC did not have the funds available to repay these moneys, the Partnership elected to have RRC assign to them a $275,000 interest in a secured note receivable due to RRC. The note bears interest at the prime rate plus 2% per annum (10.5% at December 31, 1996) and provides for monthly principal and interest payments through April 22, 2002, the maturity date of the note, at which time outstanding principal and accrued interest is due and payable. At December 31, 1996 and 1995 this note had a remaining balance of $108,000 and $119,000, respectively.

               In connection with the sale of the Partnership's assets to USRP Operating LP, the Partnership will sell its interest in the RRC note to B. Wayne Hughes, the General Partner at its then outstanding principal balance. (See Note 4).

               The Partnership has received several notes related to the sale of restaurant equipment through December 31, 1991. These notes, which total approximately $34,000, require quarterly payments, are fully amortizing and accrue interest at 8.5%. In addition, the Partnership has received one note from a lessee as partial payment of some leasehold improvements. The notes mature on various dates through 2003. The Partnership received $4,000, $5,000 and $8,000 in interest from these notes during the years ended December 31, 1996, 1995 and 1994, respectively.

               Future   minimum   principal   payments  of  all  notes  due  the
          Partnership as of December 31, 1996 are as follows:


                  1997                                        $  48,000
                  1998                                           45,000
                  1999                                           36,000
                  2000                                           13,000
                  2001                                           -
                  Thereafter                                     60,000
                                                             ----------
                                                               $202,000
                                                             ==========

4.        Restaurant Facilities and Lease Commitments / Proposed Sale of Assets

               At December 31, restaurant facilities, which are recorded at net realizable value, were comprised of the following:

                                                                     1996                       1995
                                                                ------------              ------------
               Land                                             $  4,951,000             $   4,951,000
               Buildings and leasehold improvements                7,058,000                 7,058,000
               Equipment                                             933,000                   933,000
                                                                ------------              ------------
                                                                  12,942,000                12,942,000
               Less:  Accumulated depreciation                    (2,712,000)               (2,654,000)
               Reserve to estimated net realizable value
                 of restaurant facilities                         (2,750,000)                 (400,000)
               Reserve to estimated net realizable value
                 of equipment                                       (145,000)                 (145,000)
                                                               -------------              ------------

                                                                $  7,335,000               $ 9,743,000
                                                                ============               ===========

               In November 1995, the general partner decided to place the facility assets for sale and hired an investment banker to determine the valuation of the assets and solicit offers. Based on offers to buy the assets received, the general partner determined that the carrying value of the restaurant facilities needed to be reduced to present the value of such assets at their net realizable value. Consequently, the Partnership wrote-down the carrying value of its restaurant facilities which resulted in a charge to income of $2,350,000 for the year ended December 31, 1996.

               On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP, a Delaware limited partnership and US Restaurants Properties Operating LP, a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRP Operating LP for $7,571,234 and certain of its notes receivable at a price which provides USRP Operating LP with a 13.5% yield. USRP Operating LP will pay for the purchase of the assets with limited partnership units of USRP Master LP. USRP Master LP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV".


               The  transaction  which  is  subject  to  certain  contingencies, including  approval by the  limited  partners  of the  Partnership  is expected to close in the first half of 1997. The transaction is expected to be tax-free for most limited partners. After the sale of the Partnership assets, the Partnership expects to liquidate distributing to the Unitholders the limited partnership interests in USRP Master LP and any cash reserves.

               During 1995, the Partnership wrote-down the carrying value of its Coon Rapids, Minnesota restaurant facility to its estimated net realizable value. The write-down resulted in a charge to income of $400,000 in 1995.

               Equipment was fully depreciated at December 31, 1994.

               Sixteen facilities owned or leased by the Company were leased or subleased to unaffiliated third parties on a triple net basis for minimum lease terms of 2 to 20 years. The minimum future lease income to be received from these operating leases is as follows:


                  1997                        $1,093,000
                  1998                         1,123,000
                  1999                         1,079,000
                  2000                         1,032,000
                  2001                         1,015,000
                  Thereafter                   3,583,000
                                             -----------
                                              $8,925,000
                                             ===========

               The Partnership is obligated under various operating leases on its closed restaurant facilities. Each of these facilities has been subleased to an unaffiliated third party. Sub-lease income under these leases was $209,000, $203,000 and $203,000 for the period ended December 31, 1996, 1995 and 1994, respectively. Lease expense incurred under these leases for the period ended December 31, 1996, 1995 and 1994 was $120,000, $121,000 and $115,000, respectively. At December
          31, 1996 the Partnership had agreements for the following minimum sublease income and lease obligations (not including impact of options to extend maturity dates):

                                              Sublease                   Lease
                                                Income                  Expense
                                           ------------               ---------

              1997                          $   214,000             $   113,000
              1998                              227,000                 126,000
              1999                              213,000                 129,000
              2000                              180,000                 129,000
              2001                              189,000                 129,000
              Thereafter                        442,000                 884,000
                                           ------------               ---------

                                             $1,465,000              $1,510,000
                                             ==========              ==========


5.        General Partner Equity

               Initially, the general partners contributed 1% of the aggregate capital contributions of the Partnership. The general partner has an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recover all of their investment, regardless of source. Thereafter, the general partner has a 25%
          interest in all cash distributions (including sale and financing proceeds). At December 31, 1996 cumulative distributions to limited partners were $7,634,000; accordingly $18,368,000 of additional distributions are required to be made to the limited partners for the limited partners to recover their capital contributions.

6.        Taxes Based on Income

               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes. Taxable net income was $669,000, $132,000 and $549,000 for the years ended December 31, 1996,
          1995 and 1994, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods and estimated reserves for net realizable value of restaurant facilities.

7.        Cost of Operations

               For the years ended December 31, 1996, 1995 and 1994 cost of operations were comprised of the following:

                                              1996           1995         1994
                                           ----------     ----------   --------

         Cost of leasing                   $120,000        $121,000     $115,000
         Other operating expenses            21,000          19,000       21,000
                                           ---------      ---------    ---------
                                           $141,000        $140,000     $136,000
                                           ========        ========     ========


8.        Idle Facility Cost

               Idle facility cost is primarily comprised of utility costs, building maintenance, property taxes and insurance costs of a restaurant facility that was closed until December 1996 when it was leased to an unaffiliated third party.

                           QSR Income Properties, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation




                                                                                      Cost
                                                           Initial Cost           subsequent to
                                                 ---------------------------       Acquisition
Description                        Encumbrance       Land        Buildings        (Improvements)
-------------------------------    -----------   ------------- -------------      --------------
Indianapolis/Lafayett                 -          $  659,000     $  257,000       $      -
Greenwood/U.S. 31 S.                  -             749,000        273,000              -
Indianapolis/Washington               -             344,000        452,000              -
Bloomington/College Mall              -              -             432,000             5,000
Muncie/McGalliard                     -             186,000        401,000             5,000
Green Village/Arapahoe Rd.            -             683,000        734,000             3,000
Bloomington/W. 98th St.               -                -           478,000            18,000
Coon Rapids/Coon Rapids Blvd.         -             363,000        652,000             1,000
Eagan/Cliff Rd.                       -             324,000        520,000             7,000
Fenton/Old Sugar Creek                -             296,000        454,000             5,000
Brentwood/Manchester Rd.              -                -           634,000             5,000
Belville I/N. Belt West               -             282,000        504,000             5,000
Belville II/S. Illinois St.           -             246,000        584,000            17,000
Bristol/122nd Ave.                    -             210,000        576,000              -
Bolingbrook/Bolingbrook Dr.           -             258,000        425,000              -
Crystal Creek/Northwest Hwy.          -             351,000        538,000             6,000
                                                -----------    -----------         ---------
SubTotal                                          4,951,000      7,914,000            77,000

Less:    reserve to estimated net
         realizable value of restaurant
         facilities                                -               -                    -


Total                                            $4,951,000     $7,914,000           $77,000
                                                 ==========     ==========           =======

                           QSR Income Properties, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation




                                               Gross Carrying Amount
                                               at December 31, 1996
                                    -----------------------------------------     Accumulated       Date
Description                              Land         Buildings       Total      Depreciation     Completed
-------------------------------     --------------- -----------     ---------    -------------    ----------
Indianapolis/Lafayett               $  659,000     $  257,000    $    916,000    $    86,000         3/87
Greenwood/U.S. 31 S.                   749,000        273,000       1,022,000         94,000         3/87
Indianapolis/Washington                344,000        452,000         796,000        140,000         7/87
Bloomington/College Mall                  -           437,000         437,000        166,000        (1)
Muncie/McGalliard                      186,000        406,000         592,000        126,000        10/87
Green Village/Arapahoe Rd.             683,000        737,000       1,420,000        229,000         6/86
Bloomington/W. 98th St.                   -           496,000         496,000        159,000        (1)
Coon Rapids/Coon Rapids Blvd.          363,000        653,000       1,016,000        263,000         5/87
Eagan/Cliff Rd.                        324,000        527,000         851,000        147,000         5/87
Fenton/Old Sugar Creek                 296,000        459,000         755,000        145,000         9/87
Brentwood/Manchester Rd.                  -           639,000         639,000        252,000        (1)
Belville I/N. Belt West                282,000        509,000         791,000        165,000        11/86
Belville II/S. Illinois St.            246,000        601,000         847,000        242,000         7/87
Bristol/122nd Ave.                     210,000        576,000         786,000        219,000        12/86
Bolingbrook/Bolingbrook Dr.            258,000        425,000         683,000        127,000         1/88
Crystal Creek/Northwest Hwy.           351,000        544,000         895,000        152,000        12/87
                                  ------------   ------------  --------------   ------------
SubTotal                             4,951,000      7,991,000      12,942,000      2,712,000

Less:  reserve to estimated net
       realizable value of restaurant
       facilities                     (140,000)    (2,755,000)     (2,895,000)         -


Total                                4,811,000     $5,236,000     $10,047,000     $2,712,000
                                  =============     ==========     ===========     ==========

(1) Property is situated on land subject to a ground lease.


                           QSR Income Properties, Ltd.

                           Real Estate Reconciliation

                            Schedule III (continued)



(a) The following is a reconciliation of costs and related accumulated depreciation:


                                      COST

                                                        1996                 1995              1994
                                                  -----------------   ---------------   --------------
Balance at the beginning of the period              $12,397,000         $13,838,000       $13,838,000

Additions during the period

         Capital improvements                          -                    -               -

Deductions during the period:
         Write-down of facilities                    (2,350,000)           (400,000)        -
         Sale of property                              -                 (1,041,000)        -
                                                  -----------------   ---------------   --------------

Balance at the close of the period                  $10,047,000         $12,397,000       $13,838,000
                                                  =================   ===============   ==============


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                        1996                 1995               1994
                                                  -----------------   ---------------   --------------

Balance at the beginning of the period               $2,654,000           $2,639,000       $2,390,000

Additions during the period

         Depreciation                                    58,000              248,000          249,000

Deductions during the period related to
         property sold                               -                      (233,000)         -
                                                  -----------------   ---------------   --------------

Balance at the close of the period                   $2,712,000           $2,654,000       $2,639,000
                                                  =================   ===============   ==============

                                      F-12