Form 10-Q
period 1997-03-31
QSR INCOME PROPERTIES LTD
filed 1997-05-15
CIK 783287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q-A

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 1997

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ----------------   ----------------

Commission File Number 0-15802


          QSR Income Properties, Ltd., a California Limited Partnership
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                       95-4084042
----------------------------------------            --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)



      701 Western Avenue
     Glendale, California                                  91201-2394
----------------------------------------            --------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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




                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.     Condensed Balance Sheets at March 31, 1997
            and December 31, 1996                                     2

            Condensed Statements of Operations for the three
            months ended March 31, 1997 and 1996                      3

            Condensed Statement of Partners' Equity for the
            three months ended March 31, 1997                         4

            Condensed Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996                      5

            Notes to Condensed Financial Statements                   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7-8


PART II. OTHER INFORMATION                                            9



                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            CONDENSED BALANCE SHEETS




                                                                                            March 31,        December 31,
                                                                                              1997               1996
                                                                                     --------------------------------------
                                                                                           (Unaudited)
                                         ASSETS

     Cash and cash equivalents                                                             $   326,000         $ 1,816,000

     Rent and other receivables                                                                      -               1,000

     Notes receivable                                                                          189,000             202,000

     Facilities, at net realizable value                                                     7,335,000           7,335,000

     Other assets                                                                              119,000              46,000
                                                                                     --------------------------------------

            Total assets                                                                   $ 7,969,000         $ 9,400,000
                                                                                     ======================================


                            LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                                      $   154,000         $   157,000

     Partners' equity:

        Limited partners' equity, $500 per
            unit, 52,004 units authorized,
            issued and outstanding                                                           7,761,000           9,174,000

        General partner's equity                                                                54,000              69,000
                                                                                     --------------------------------------

        Total partners' equity                                                               7,815,000           9,243,000
                                                                                     --------------------------------------

            Total liabilities and partners' equity                                         $ 7,969,000         $ 9,400,000
                                                                                     ======================================

           See accompanying notes to Condensed Financial Statements.
                                       2




                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                     ---------------------------------
                                                                                           1997               1996
                                                                                     ---------------------------------

     REVENUE:
        Lease income                                                                      $293,000            $288,000

        Interest income                                                                     16,000              25,000
                                                                                     ---------------------------------

                                                                                           309,000             313,000
                                                                                     ---------------------------------

     COSTS AND EXPENSES:

        Cost of operations                                                                  35,000              36,000

        Depreciation and amortization                                                            -              58,000

        Idle facility costs                                                                  5,000               8,000

        Partnership administrative expenses                                                 27,000              26,000
                                                                                     ---------------------------------

                                                                                            67,000             128,000
                                                                                     ---------------------------------

     NET INCOME                                                                           $242,000            $185,000
                                                                                     =================================


     Allocation of net income

        Limited partners                                                                  $108,000            $169,000

        General partner                                                                    134,000              16,000
                                                                                     ---------------------------------

                                                                                          $242,000            $185,000
                                                                                     =================================

     Limited partners' allocation per unit                                                $   2.08            $   3.25
                                                                                     =================================

           See accompanying notes to Condensed Financial Statements.
                                       3




                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                    CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)




                                                                          Limited             General
                                                                         Partners            Partners             Total
                                                                -----------------------------------------------------------
     Balance at December 31, 1996                                       $9,174,000            $ 69,000          $9,243,000

     Net income                                                            108,000             134,000             242,000

     Distributions                                                      (1,521,000)           (149,000)         (1,670,000)
                                                                -----------------------------------------------------------

     Balance at March 31, 1997                                          $7,761,000            $ 54,000          $7,815,000
                                                                ===========================================================

           See accompanying notes to Condensed Financial Statements.
                                       4



                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                    ---------------------------------------
                                                                                           1997               1996
                                                                                    ---------------------------------------

     Cash flows from operating activities:
        Net income                                                                         $  242,000        $   185,000

        Adjustments to reconcile net income to net cash provided by operating activities

            Depreciation and amortization                                                           -             58,000
            Increase in other assets                                                          (73,000)                 -
            Decrease in accounts receivable                                                     1,000              7,000
            Decrease in accounts payable                                                       (3,000)            (1,000)
                                                                                    ---------------------------------------

               Total adjustments                                                              (75,000)            64,000
                                                                                    ---------------------------------------

               Net cash provided by operating activities                                      167,000            249,000
                                                                                    ---------------------------------------

     Cash flows from financing activities:

        Proceeds from notes receivable                                                         13,000              3,000
        Distributions paid to partners                                                     (1,670,000)          (185,000)
                                                                                    ---------------------------------------

               Net cash used in financing activities                                       (1,657,000)          (182,000)
                                                                                    ---------------------------------------

     Net (decrease) increase in cash and cash equivalents                                  (1,490,000)            67,000

     Cash and cash equivalents at the beginning of the period                               1,816,000          1,630,000
                                                                                    ---------------------------------------

     Cash and cash equivalents at the end of the period                                    $  326,000        $ 1,697,000
                                                                                    =======================================

            See accompanying notes to Condensed Financial Statments.
                                       5

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

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

     On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP ("USRPMLP"), a Delaware limited partnership and US Restaurants Properties Operating LP ("USRPOLP"), a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRPOLP for $7,571,234 and certain of its notes receivable at a price which provides USRPOLP with a 13.5% yield. USRPOLP will pay for the purchase of the assets with limited partnership units of USRPMLP. USRPMLP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV."

     The transaction which is subject to certain contingencies, including approval by the limited partners of the Partnership is expected to close in the first half of 1997. The transaction is expected to be tax-free for most limited partners. After the sale of the Partnership's assets, the Partnership expects to liquidate, distributing to the Unitholders the limited partnership interests in USRPMLP and any cash reserves.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1997


     The Partnership was formed to acquire and operate pizza restaurants. All twenty-three of the Partnership's restaurants were closed because of disappointing operating results. Of the twenty-three restaurants closed, four have been sold, three lease commitments have been terminated and sixteen facilities have been leased to unaffiliated third parties.

Results of Operations
---------------------

     The Partnership's net income of $242,000 and $185,000 for the three months ended March 31, 1997 and 1996, respectively, represent an increase in income of $57,000. This increase is primarily attributable to a decrease in depreciation expense related to the valuation of the Partnership's facility assets at their net realizable value.

     Lease income for the three months ended March 30, 1997 increased $5,000 over the same period in 1996 as the result of one additional facility being leased in 1997 compared to the same period in 1996. Included in lease income for each of the three month periods ended March 31, 1997 and 1996 is approximately $17,000 of additional lease income under a percentage rent feature with respect to incremental sales above specified levels.

     Idle facility costs decreased $3,000 for the three months ended March 31, 1997 compared to the same period in 1996. The decrease was primarily attributable to decreases in utilities and property tax expenses associated with the Partnership's final restaurant facility redeployed in December 1996.

     Depreciation expense decreased $58,000 for the three months ended March 31, 1997 compared to the same period in 1995. The decrease is the result of the Partnership's presentation of its properties at net realizable value and the discontinuation of provisions for depreciation.

Liquidity and capital resources
-------------------------------

     For the three months ended March 31, 1997, the Partnership's activities generated cash flow of $167,000. This represents an $82,000 decrease compared to the cash flow of $249,000 generated by the Partnership for the three months ended March 31, 1996. The decrease is primarily attributable to capitalized costs related to the proposed sale of the Partnership's properties. Such costs are reflected in other assets. Cash flow from the Partnership's operations has been sufficient to meet all current obligations of the Company.

     For the three months ended March 31, 1997, the Partnership's distribution increased to $29.25 from $3.25 per Partnership unit for the three months ended March 31, 1996. Included in the distribution for the three months ended March 31, 1997 was a special distribution of $26.00 per Partnership unit.

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

     On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP ("USRPMLP"), a Delaware limited partnership and US Restaurants Properties Operating LP ("USRPOLP"), a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRPOLP for $7,571,234 and certain of its notes receivable at a price which provides USRPOLP with a 13.5% yield. USRPOLP will pay for the purchase of the assets with limited partnership units of USRPMLP. USRPMLP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV."

     The transaction which is subject to certain contingencies, including approval by the limited partners of the Partnership is expected to close in the first half of 1997. The transaction is expected to be tax-free for most limited partners. After the sale of the Partnership's assets, the Partnership expects to liquidate, distributing to the Unitholders the limited partnership interests in USRPMLP and any cash reserves.

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


                 DATED:           May 13, 1997
                                  QSR Income Properties, Ltd.,
                                  a California Limited Partnership


                 BY:              /s/  B. Wayne Hughes
                                  ------------------------------------
                                  B. Wayne Hughes
                                  General Partner