Form 10-Q
period 1997-06-30
QSR INCOME PROPERTIES LTD
filed 1997-08-13
CIK 783287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 1997

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-15802
                       -------

          QSR Income Properties, Ltd., a California Limited Partnership
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                    95-4084042
-----------------------------------------              ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)


           701 Western Avenue
          Glendale, California                               91201-2394
-----------------------------------------              ----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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




                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.     Condensed Balance Sheets at June 30, 1997
            and December 31, 1996                                            2

            Condensed Statements of Operations for the three
            and six months ended June 30, 1997 and 1996                      3

            Condensed Statement of Partners' Equity for the
            six months ended June 30, 1997                                   4

            Condensed Statements of Cash Flows for the six
            months ended June 30, 1997 and 1996                              5

            Notes to Condensed Financial Statements                          6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7-8


PART II.  OTHER INFORMATION

            (Items 1 through 4 are not applicable)

            Item 5 - Other Information                                        9

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                            CONDENSED BALANCE SHEETS


                                                                                              June 30,         December 31,
                                                                                                1997               1996
                                                                                          --------------------------------------
                                                                                            (Unaudited)
                                     ASSETS


     Cash and cash equivalents                                                                $ 535,000         $ 1,816,000

     Rent and other receivables                                                                   1,000               1,000

     Notes receivable                                                                           180,000             202,000

     Facilities, at net realizable value                                                      7,335,000           7,335,000

     Other assets                                                                               152,000              46,000
                                                                                          --------------------------------------

            Total assets                                                                    $ 8,203,000         $ 9,400,000
                                                                                          ======================================


                        LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                                         $ 165,000           $ 157,000

     Partners' equity:

        Limited partners' equity, $500 per
            unit, 52,004 units authorized,
            issued and outstanding                                                            7,982,000           9,174,000

        General partner's equity                                                                 56,000              69,000
                                                                                          --------------------------------------

        Total partners' equity                                                                8,038,000           9,243,000
                                                                                          --------------------------------------

            Total liabilities and partners' equity                                          $ 8,203,000         $ 9,400,000
                                                                                          ======================================

           See accompanying notes to Condensed Financial Statements.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                --------------------------------------------------------------
                                                                      1997           1996            1997            1996
                                                                --------------------------------------------------------------

     REVENUE:

        Lease income                                               $ 282,000      $ 265,000       $ 575,000       $ 553,000

        Interest income                                                8,000         26,000          24,000          51,000
                                                                --------------------------------------------------------------

                                                                     290,000        291,000         599,000         604,000
                                                                --------------------------------------------------------------

     COSTS AND EXPENSES:

        Cost of operations                                            37,000         36,000          72,000          72,000

        Depreciation and amortization                                      -              -               -          58,000

        Idle facility costs                                            5,000          5,000          10,000          13,000

        Write-down of restaurant facilities                                -      2,350,000               -       2,350,000

        Partnership administrative expenses                           25,000         24,000          52,000          50,000
                                                                --------------------------------------------------------------

                                                                      67,000      2,415,000         134,000       2,543,000
                                                                --------------------------------------------------------------

     NET INCOME (LOSS)                                             $ 223,000   $ (2,124,000)      $ 465,000    $ (1,939,000)
                                                                ==============================================================


     Allocation of net income (loss)

        Limited partners                                                                          $ 329,000    $ (1,949,000)

        General partner                                                                             136,000          10,000
                                                                                               -------------------------------

                                                                                                  $ 465,000    $ (1,939,000)
                                                                                               ===============================

     Limited partners' allocation per unit                                                          $ 6.33        $ (37.48)
                                                                                               ===============================


           See accompanying notes to Condensed Financial Statements.
                                       3

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                    CONDENSED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)



                                                                          Limited             General
                                                                          Partners            Partner              Total
                                                                   -----------------------------------------------------------

     Balance at December 31, 1996                                      $ 9,174,000            $ 69,000         $ 9,243,000

     Net income                                                            329,000             136,000             465,000

     Distributions                                                      (1,521,000)           (149,000)         (1,670,000)
                                                                   -----------------------------------------------------------

     Balance at June 30, 1997                                          $ 7,982,000            $ 56,000         $ 8,038,000
                                                                   ===========================================================


           See accompanying notes to Condensed Financial Statements.
                                       4

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                       ---------------------------------------
                                                                                                1997               1996
                                                                                       ---------------------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                                                    $ 465,000       $ (1,939,000)

        Adjustments to reconcile net income (loss) to net cash provided by operating activities

            Depreciation and amortization                                                            -             58,000
            Write-down of restaurant facilities                                                      -          2,350,000
            Increase in rent and other receivables                                                   -            (32,000)
            Increase in other assets                                                          (106,000)                 -
            Increase (decrease) in accounts payable                                              8,000             (1,000)
                                                                                       ---------------------------------------

               Total adjustments                                                               (98,000)         2,375,000
                                                                                       ---------------------------------------

               Net cash provided by operating activities                                       367,000            436,000
                                                                                       ---------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from notes receivable                                                          22,000              6,000
        Distributions paid to partners                                                      (1,670,000)          (371,000)
                                                                                       ---------------------------------------

               Net cash used in financing activities                                        (1,648,000)          (365,000)
                                                                                       ---------------------------------------

     Net (decrease) increase in cash and cash equivalents                                   (1,281,000)            71,000

     Cash and cash equivalents at the beginning of the period                                1,816,000          1,630,000
                                                                                       ---------------------------------------

     Cash and cash equivalents at the end of the period                                      $ 535,000        $ 1,701,000
                                                                                      =======================================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997 and December 31, 1996, the results of its operations for the six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

4 In November 1995, the general partner decided to place the facility assets for sale and hired an investment banker to determine the valuation of the assets and solicit offers. Based on offers to buy the assets received, the general partner determined that the carrying value of the assets needed to be reduced by $2,350,000 to present the value of such assets at their net realizable value. Such valuation assumes costs to be incurred in the ordinary course of sale.

     On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP ("USRPMLP"), a Delaware limited partnership and US Restaurants Properties Operating LP ("USRPOLP"), a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRPOLP for $7,571,234 and certain of its notes receivable at a price which provides USRPOLP with a 13.5% yield. USRPOLP expected to pay for the purchase of the assets with limited partnership units of USRPMLP. USRPMLP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV."

     On June 12, 1997, the general partner and USRPOLP amended the purchase and sale agreement to sell all of the Partnership's assets to USRPOLP for cash. The transaction was completed in July 1997. The Partnership expects to make its liquidating distribution in the third quarter of 1997.

                          QSR INCOME PROPERTIES, LTD.,
                        a California Limited Partnership

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1997


Results of Operations
---------------------

     The Partnership's net income of $465,000 and net loss of $1,939,000 for the six months ended June 30, 1997 and 1996, respectively, represent an increase in income of $2,404,000. Excluding the $2,350,000 write-down of facilities related to the sale of the Partnership, net income increased $54,000 from $411,000 to $465,000 during the six months ended June 30, 1996 and 1997, respectively. This increase is primarily attributable to a decrease in depreciation expense related to the valuation of the Partnership's facility assets at their net realizable value.

     Lease income for the six months ended June 30, 1997 increased $22,000 over the same period in 1996 as a result of one additional facility being leased in 1997 compared to the same period in 1996. Included in lease income for the six months ended June 30, 1997 and 1996, respectively, is approximately $22,000 and $25,000 of additional lease income under a percentage rent feature with respect to incremental sales above specified levels.

     Idle facility costs decreased $3,000 for the six months ended June 30, 1997 compared to the same period in 1996. The decrease was primarily attributable to decreases in utilities and property tax expenses associated with the Partnership's final restaurant facility redeployed in December 1996.

     Depreciation expense decreased $58,000 for the six months ended June 30, 1997 compared to the same period in 1996. The decrease is the result of the Partnership's presentation of its properties at net realizable value and the discontinuation of the provision for depreciation.

Liquidity and capital resources
-------------------------------

     For the six months ended June 30, 1997, the Partnership's operating activities generated cash flow of $367,000. This represents a $69,000 decrease compared to the cash flow of $436,000 generated by the Partnership for the six months ended June 30, 1996. The decrease is primarily attributable to capitalized costs related to the proposed sale of the Partnership's properties. Such costs are reflected in other assets. Cash flow from the Partnership's operations has been sufficient to meet all current obligations of the Company.

     For the six months ended June 30, 1997, the Partnership's distribution increased to $29.25 from $6.50 per Partnership unit for the six months ended June 30, 1996. Included in the distribution for the six months ended June 30, 1997 was a special distribution of $26.00 per Partnership unit.

Sale of assets
--------------

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

     On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP ("USRPMLP"), a Delaware limited partnership and US Restaurants Properties Operating LP ("USRPOLP"), a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRPOLP for $7,571,234 and certain of its notes receivable at a price which provides USRPOLP with a 13.5% yield. USRPOLP expected to pay for the purchase of the assets with limited partnership units of USRPMLP. USRPMLP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV."

     On June 12, 1997, the general partner and USRPOLP amended the purchase and sale agreement to sell all of the Partnership's assets to USRPOLP for cash. The transaction was completed in July 1997. The Partnership expects to make its liquidating distribution in the third quarter of 1997.

                           PART II. OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5    Other Information
          -----------------

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

     On September 16, 1996, the general partner entered into a purchase and sale agreement with US Restaurants Properties Master LP ("USRPMLP"), a Delaware limited partnership and US Restaurants Properties Operating LP ("USRPOLP"), a Delaware limited partnership whereby the Partnership would sell its restaurant assets to USRPOLP for $7,571,234 and certain of its notes receivable at a price which provides USRPOLP with a 13.5% yield. USRPOLP expected to pay for the purchase of the assets with limited partnership units of USRPMLP. USRPMLP is a New York Stock Exchange traded master limited partnership traded under the symbol "USV."

     On June 12, 1997, the general partner and USRPOLP amended the purchase and sale agreement to sell all of the Partnership's assets to USRPOLP for cash. The transaction was completed in July 1997. The Partnership expects to make its liquidating distribution in the third quarter of 1997.

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

                            DATED:           August 13, 1997
                                             QSR Income Properties, Ltd.,
                                             a California Limited Partnership


                            BY:              /s/  B. Wayne Hughes
                                             --------------------
                                             B. Wayne Hughes
                                             General Partner